Form 10-Q
period 1998-03-31
BCSB BANKCORP INC
filed 1998-06-26
CIK 1052101

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

     Transition Report under Section 13 or 15(d) of the
     Exchange Act

     For the transition period from ______ to ______

         Commission File Number:  333-44831

                  BCSB BANKCORP, INC.
---------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its
Charter)


     United States                        REQUESTED
-------------------------------          --------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)          Identification No.)


4111 E. Joppa Road, Suite 300, Baltimore, Maryland  21236
---------------------------------------------------------
       (Address of Principal Executive Offices)

                    (410) 256-5000
    -----------------------------------------------
    Issuer's Telephone Number, Including Area Code)


                          N/A
---------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   ---     -----

     As of June 25, 1998, the issuer had no shares of Common
Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of March 31, 1998 (unaudited) and
            September 30, 1997 . . . . . . . . . . . . . . . .1

        Consolidated Statements of Operations for the
            Six Months and Three Months  Ended March
            31, 1998 and 1997 (unaudited) . . . . . . . . . . 2

        Consolidated Statements of Cash Flows for the
            Six Months Ended March 31, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . . . . . 3

        Notes to Consolidated Financial Statements. . . . . . 6

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . . 8


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .11

Item 2.  Changes in Securities and Use of Proceeds. . . . . .11

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .11

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .11

Item 5.  Other Information. . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .11


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .12

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------


                                               MARCH  31,     SEPTEMBER 30,
                                                 1998            1997
                                               ----------     ------------
                                              (Unaudited)
                      Assets
                      ------
Cash                                          $  3,950,017    $  3,909,276
Interest bearing deposits in other banks        21,200,882       8,206,119
Federal funds sold                               8,658,384       7,102,231
Investment securities, held to maturity         17,250,169      30,323,460
Loans receivable, net                          160,320,455     158,676,168
Mortgage backed securities, held to maturity    36,611,234      37,189,081
Foreclosed Real Estate                             119,123              --
Investment in real estate development
  and loans to joint venture                         7,370          12,732
Premises and equipment                           2,753,992       2,856,988
Federal Home Loan Bank of Atlanta stock          1,511,900       1,433,200
Accrued interest receivable
- loans                                            674,548         738,906
- investments                                      407,058         456,687
- mortgage backed securities                       204,228         218,686
Prepaid income taxes                                   700         314,384
Intangible assets acquired, net                     37,853          51,209
Other assets                                       592,913         249,097
                                              ------------    ------------
          Total assets                        $254,300,826    $251,738,224
                                              ============    ============
      Liabilities and Retained Earnings
      ---------------------------------
Liabilities
-----------
  Deposits                                    $224,900,777    $224,656,081
  Advance payments by borrowers for
    taxes and insurance                          2,152,680         727,272
  Income taxes payable                              15,510           1,909
  Deferred income taxes                            151,296          83,538
  Payables to disbursing agents                    204,655         120,459
  Other liabilities                              1,753,730       2,290,516
                                              ------------    ------------
Total liabilities                              229,178,648     227,879,775

Commitments and contingencies

Retained earnings (substantially restricted)    25,122,178      23,858,449
                                              ------------    ------------
Total liabilities and retained earnings       $254,300,826    $251,738,224
                                              ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       BCSB BANKCORP, INC.
                       -------------------
                         AND SUBSIDIARIES
                         ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                         FOR SIX MONTHS ENDED     FOR THREE MONTHS ENDED
                                               MARCH 31,                MARCH 31,
                                         ---------------------    ----------------------
                                           1998          1997       1998         1997
                                         -------       -------    -------      --------
Interest and fees on loans               $6,606,209   $6,599,135  $3,278,050   $3,283,242
Interest on mortgage backed securities    1,170,762    1,235,702     574,050      603,689
Interest and dividends on investment
  securities                                742,402    1,456,859     355,990      696,452
Other interest income                       691,597      547,679     361,462      322,531
                                         ----------   ----------  ----------   ----------
     Total interest income                9,210,970    9,839,375   4,569,552    4,905,914

Interest on deposits                      4,884,412    5,341,310   2,435,289    2,657,857
Interest on borrowings - short term           4,065        4,661       2,476        2,835
                                         ----------   ----------  ----------   ----------
Total interest expense                    4,888,477    5,345,971   2,437,765    2,660,692

Net interest income                       4,322,493    4,493,404   2,131,787    2,245,222
Provision (reduction of provision)
  for losses on loans                       (39,274)      54,314     (75,524)      55,149
                                         ----------   ----------  ----------   ----------
Net interest income after provision
  (reduction of provision) for losses
  on loans                                4,361,767    4,439,090   2,207,311    2,190,073
Other Income (Loss)
-------------------
  Gain (loss) on sale of foreclosed
    real estate                             (17,111)      40,250     (15,162)      29,456
  Servicing fee income                        5,852        9,699       1,961        5,117
  Fees and charges on loans                 101,544      105,676      57,569       42,306
  Fees on transaction accounts               78,642       83,198      37,173       36,499
  Rental income                              62,655       78,007      40,807       37,573
  Gain from real estate development
   and joint venture                             --        3,878          --        5,295
  Gain on sale of investment securities          --       51,376          --           --
  Gain on sale of branch deposits           339,000           --          --           --
  Miscellaneous income                       55,016       29,932      19,796       21,227
                                         ----------   ----------  ----------   ----------
Net other income (loss)                     625,598      402,016     142,144      177,473

Non-Interest Expenses
---------------------
  Salaries and related expenses           1,627,761    1,661,862     694,431      808,597
  Provision for losses on
    foreclosed real estate                       --           --     (13,236)          --
  Occupancy expense                         242,859      284,812     125,244      149,651
  Deposit insurance premiums                107,132      195,528      52,710       73,056
  Data processing expense                   216,408      205,673     115,344      113,280
  Property and equipment expenses           178,182      169,549      89,289       91,707
  Professional fees                          59,882       31,160      30,987       16,775
  Advertising                               138,580       78,113      59,727       46,699
  Telephone, postage and office supplies    153,446      151,328      83,682       87,921
  Amortization of excess of cost
    over fair value of net assets acquired   13,379       13,383       6,701        6,705
  Other expenses                            160,965      134,598      99,492       79,689
                                         ----------   ----------  ----------   ----------
Total non-interest expenses               2,898,594    2,926,006   1,344,371    1,474,080

Income before tax provision               2,088,771    1,915,100   1,005,084      893,466
Income tax provision                        825,042      765,902     398,668      351,162
                                         ----------   ----------  ----------   ----------
Net income                               $1,263,729   $1,149,198  $  606,416   $  542,304
                                         ==========   ==========  ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       BCSB BANKCORP, INC.
                       -------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------

                                                      FOR SIX MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
Operating Activities
  Net Income                                         $1,263,729   $1,149,198
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments                 30,467         (104)
    Gain on sale of investment securities                    --      (51,376)
    Loan originated for sale                           (133,000)    (450,000)
    Proceeds from loans originated for sale             133,000      450,000
    Loan fees deferred                                   54,341       67,314
    Amortization of deferred loan fees                 (170,190)    (222,522)
    Provision (reduction of provision)
      for losses on loans                               (39,274)      54,314
    Amortization of premium on mortgage
      backed securities                                  14,851       35,347
    (Gain) loss on sale of foreclosed
      real estate                                        17,111      (40,250)
    Gain from real estate development
      and joint venture                                      --       (3,787)
    Provision for depreciation                          140,011      129,905
    Increase in accrued interest receivable
      on loans                                           64,358       32,832
    (Increase) decrease in accrued interest
      receivable on investments                          49,629      (39,642)
    Decrease in accrued interest receivable on
      mortgage backed securities                         14,458       21,434
    Decrease in prepaid income taxes                    313,684      249,260
    Decrease in deferred income taxes                    67,758      339,066
    Amortization of excess of cost over
     fair value of net assets acquired                   13,379       13,383
    (Increase) decrease in other assets                (343,816)     179,213
    Gain on sale of branch deposits                    (339,000)          --
    Increase (decrease) in accrued
      interest payable on deposits                     (107,451)      14,008
    Decrease in income taxes payable                     13,601        2,098
    Decrease in other liabilities and
      payables to disbursing agents                    (452,590)    (774,432)
                                                     ----------   ----------
        Net cash provided by operating activities       605,056    1,155,259

                       BCSB BANKCORP, INC.
                       -------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------


                                                      FOR SIX MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
Cash Flows from Investing Activities
    Proceeds from maturing interest bearing
     deposits                                       $ 1,091,000  $   693,000
    Purchase of interest bearing deposits            (5,000,000)          --
    Purchases of investment securities -
     held to maturity                               (13,500,000)  (4,248,766)
    Proceeds from maturities of investment
     securities - held to maturity                   26,542,824    6,354,608
    Proceeds from sale of investment
     securities - available for sale                         --      101,376
    Longer term loans originated                    (16,744,333) (11,793,123)
    Principal collected on longer term loans         12,264,496    7,767,807
    Net decrease in short-term loans                  2,852,416    3,447,171
    Principal collected on mortgage backed
      securities                                      5,429,611    3,156,043
    Purchases of mortgage backed securities          (4,866,615)    (504,999)
    Proceeds from sales of foreclosed real estate         2,000      174,231
    Net investment and loans to joint ventures            5,362      320,543
    Investment in premises and equipment                (37,015)    (418,862)
    Purchase of Federal Home Loan Bank of Atlanta
      stock                                             (78,700)    (132,000)
                                                    -----------   ----------
        Net cash provided by investing activities     7,961,046    4,917,029

Cash Flows from Financing Activities
    Proceeds from sale of branch deposits            (5,827,235)          --
    Net increase in demand deposits, money
      market, passbook accounts and advances by
      borrowers for taxes and insurance               5,545,458    1,188,041
    Net increase in certificates of deposit           2,398,332    3,305,320
                                                    -----------   ----------
        Net cash provided by financing activities     2,116,555    4,493,361
                                                    -----------   ----------

Increase in cash and cash equivalents                10,682,657   10,565,649
Cash and cash equivalents at beginning of period     12,136,628   11,111,733
                                                    -----------   ----------
Cash and cash equivalents at end of period          $22,819,283  $21,677,382
                                                    ===========  ===========

                       BCSB BANKCORP, INC.
                       -------------------
                         AND SUBSIDIARIES
                         ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------


                                                      FOR SIX MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
The following is a summary of cash and
  cash equivalents:
--------------------------------------
    Cash                                            $ 3,950,017  $ 4,444,860
    Interest bearing deposits in other banks         21,200,882    8,304,214
    Federal funds sold                                8,658,384   17,198,308
                                                    -----------  -----------
    Balance of cash items reflected on Statement
      of Financial Condition                         33,809,283   29,947,382
        Less - certificate of deposit with a
          maturity of more than three months         10,990,000    8,270,000
                                                    -----------  -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                         $22,819,283  $21,677,382
                                                    ===========  ===========
Supplemental Disclosures of Cash Flows
  Information:
--------------------------------------
    Cash paid during the period for:

    Interest                                        $ 4,991,863  $ 5,327,302
                                                    ===========  ===========
    Income taxes                                    $   430,000  $   168,114
                                                    ===========  ===========
Transfer from loans to real estate acquired
  through foreclosure                               $   132,359  $        --
                                                    ===========  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 1  Principles of Consolidation
        ---------------------------
        BCSB Bankcorp, Inc. (the "Company") will own 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank"). The Bank owns 100% of Baltimore County
        Service Corporation and Ebenezer Road, Inc.   Baltimore
        County Service Corporation owns 100% of Route 543, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation and Route 543, Inc. have invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.


Note 2  Basis of Financial Statements Presentation
        ------------------------------------------
        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at March 31, 1998. Therefore, financial statements presented in this Form 10-QSB include only the accounts and operations of the Bank. The results for the six months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company dated May 14, 1998.

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 3  Retained Earnings
        -----------------
        The following table sets forth the Bank's capital position at March 31, 1998.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                            ------------------   --------------------       -----------------
                            Amount        %      Amount           %         Amount        %
                            ------      -----    ------         -----       ------      -----
Tangible (1)                $24,154,702  9.50%  $ 3,813,834     1.50%              N/A    N/A
Tier 1 capital (2)           24,154,702 17.74%          N/A      N/A       $ 8,171,548   6.00%
Core (Leverage) (1)          24,154,702  9.50%    7,627,668     3.00%       12,712,780   5.00%
Risk-weighted (2)            25,054,093 18.40%   10,895,398     8.00%       13,619,247  10.00%

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

                                  Current Requirements
                                  --------------------
Retained earnings                     $ 25,122,178
  Less: Non-allowable items:
  Intangible assets acquired, net          (37,853)
  Investment in and advances to
    non-includable subsidiaries           (929,623)
                                      ------------
  Tangible and core capital             24,154,702
  General valuation allowance              899,391
                                      ------------
  Risk-based capital                  $ 25,054,093
                                      ============

  Total assets                        $254,300,826
    Less: Non-allowable items:
  Intangible assets acquired, net          (37,853)
  Assets of non-includable
    subsidiaries not eliminated
    for regulatory purposes                 (7,370)
                                      ------------
  Tangible and adjusted
    tangible assets                   $254,255,603
                                      ============
  Risk-weighted assets                $136,192,469
                                      ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 COMPUTER PROGRAM COMPLIANCE

     A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operations of the Bank. Data processing is also essential to most other financial institutions and many other companies.

     All of the material data processing of the Bank that could be affected by this problem is provided by a third party service bureau. Management closely monitors the progress of the service bureau in resolving this potential problem and reports the status of the service bureau's progress to the Board of Directors on a quarterly basis. The service bureau has advised the Bank that it expects to resolve this potential problem before the year 2000 by completing all implementation procedures by December 31, 1998 to allow for testing to occur in 1999. However, if the service bureau is unable to resolve this potential problem in time, the Bank would seek to retain a replacement service bureau and would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank.

     The OTS has advised the Bank that it needs to take actions to improve its preparedness for potential Year 2000 problems. Specifically, the OTS has advised the Bank that it must prepare and adopt a written plan detailing the procedures to be followed by the Board of Directors and management to identify and solve potential problems and monitor the progress made by the Bank and its service bureau to accomplish the procedures and actions required by the plan to be taken. The plan must also contain contingency plans in the event the Bank's service bureau is unable to take necessary corrective actions. In addition, the Board of Directors will be required to monitor effective implementation of the plan. The Bank has advised the OTS that it intends to implement the mandated actions, and has adopted a written plan for Year 2000 preparedness, which plan has been provided to the OTS for their review. The OTS conditioned its approval of the Bank's proposed reorganization (the "Reorganization") as a wholly owned subsidiary of BCSB Bankcorp, Inc. (the "Company"), which in turn will be a majority-owned subsidiary of Baltimore County Savings Bank, M.H.C., and the Company's application to acquire control of the Bank, on the implementation of the specified actions. Failure to implement the actions to the satisfaction of the OTS will result in termination of the Reorganization, in which event subscription funds will be promptly refunded to subscribers, with interest.

RECENT DEVELOPMENTS

     On June 12, 1998, the Bank announced an expansion in the Bank's Harford County Branch network. Agreements have been reached to open three additional offices in Abingdon, Forest
Hill and Hickory.

     The Abingdon office is to be located in the Constant Friendship Business Park opposite Wal-Mart. The Forest Hill office will be located at the intersection of Route 24 and Route 23 near Klein's Grocery Store. Both of these offices are on schedule to open during the first half of 1999. The Bank's Hickory location will be located in a new retail shopping area, planned near the intersection of Route 1 and Route 543. No firm date has been set for the Hickory opening.

     All three offices will be full service facilities, and will include ATMs and drive-up lanes. The new offices will complement the Bank's existing Bel Air office, which was recently relocated to a free standing/full service facility located in the Bel Air Plaza Shopping Center. The additional offices will help the Bank further develop its lending operations and provide full service banking to new market areas.

     In a related branch development, the Bank announced the closure of its 6368 York Road office. It will be consolidated into an expanded facility in Timonium, Maryland. The new Timonium facility should be open sometime in 1999 and will provide full service banking services including drive-up lanes and ATM access to the Bank's expanding ATM network.

     The expenses associated with establishing and improving the branch offices will reduce the Bank's net income in the short term.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND
SEPTEMBER 30, 1997

     During the six months ended March 31, 1998, the Bank achieved modest asset and liability growth, with assets increasing by $2.6 million, or 1.0%, from $251.7 million at September 30, 1997 to $254.3 million at March 31, 1998. Most of the increase in assets was attributable to an increase in cash, interest-bearing deposits in other banks and federal funds sold, which increased by $14.6 million, or 76.0%, from $19.2 million at September 30, 1997 to $33.8 million at March 31, 1998. The Bank invested proceeds from maturing investment securities in federal funds sold in order to have funds available to fund loans expected to close during the quarter ending June 30, 1998. The Bank's investment securities decreased by $13.1 million, or 43.1%, from $30.3 million at September 30, 1997 to $17.3 million at March 31, 1998, as described above. Loans receivable, net increased by $1.6 million, or 1.0%, from $158.7 million at September 30, 1997 to $160.3 million at March 31, 1998. The increase in the Bank's loan portfolio was due primarily to increased originations of single-family residential mortgage loans as a result of increased loan demand. The Bank's deposits were $224.7 million at September 30, 1997 and $224.9 million at March 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS
ENDED MARCH 31, 1998 AND MARCH 31, 1997

     Net Income. Net income increased by $65,000, from $542,000 for the three months ended March 31, 1997 to $607,000 for the three months ended March 31, 1998. The increase in net income was primarily attributable to a $75,000 reduction in the provision for loan losses during the three months ended March 31, 1998, as opposed to a provision for loan losses of $55,000 recorded during the three months ended March 31, 1997. Net income increased by $115,000, from $1.1 million for the six months ended March 31, 1997 to $1.3 million for the six months ended March 31, 1998. The increase in net income during the six months ended March 31, 1998 was due primarily to a $39,000 reduction in the provision for loan losses recorded during the six months ended March 31, 1998, as compared to a provision for loan losses of $54,000 recorded during the six months ended March 31, 1997. The increase in net income during the six months ended March 31, 1998 also reflected a $224,000 increase in other income, which more than offset a $170,000 decrease in net interest income.

     Net Interest Income. Net interest income was $2.1 million for the three months ended March 31, 1998, compared to $2.2 million for the three months ended March 31, 1997, representing a decrease of $113,000, or 5.0%. Net interest income was $4.3 million for the six months ended March 31, 1998, as compared to $4.5 million for the six months ended March 31, 1997,representing a decrease of $170,000, or 3.8%. The decreases in net interest income were the result of decreases in the Bank's interest rate spread during the respective periods. The interest rate spread decreased from 3.28% for the three months ended March 31, 1997 to 3.17% for the three months ended March 31, 1998 and from 3.32% for the six months ended March 31, 1997 to 3.24% for the six months ended March 31, 1998. The Bank's interest rate spread decreased as the yield on interest-earning assets, primarily loans receivable, decreased during a decreasing market interest rate environment while competitive pressures did not permit the Bank to lower deposit rates as quickly. The Bank's ratio of average interest-earning assets to average interest-bearing liabilities increased from 106.13% for the three months ended March 31, 1997 to 108.06% for the three months ended March 31, 1998 and from 105.91% for the six months ended March 31, 1997 to 108.16% for the six months ended March 31, 1998.

     Interest Income. Interest income decreased by $337,000, or 6.9%, from $4.9 million for the three months ended March 31, 1997 to $4.6 million for the three months ended March 31, 1998. This decrease was due primarily to a $9.6 million, or 3.8%, decrease in the average balance of interest-earning assets, as well as to a 25 basis point decrease in the average yield on interest-earning assets. Interest income decreased by $628,000, or 6.4%, from $9.8 million for the six months ended March 31, 1997 to $9.2 million for the six months ended March 31, 1998. This decrease was due primarily to a $9.3 million, or 3.7%, decrease in the average balance of interest-earning assets, as well as to a 22 basis point decrease in the average yield on interest-earning assets.

     Interest Expense. Interest expense, which consists almost entirely of interest on deposits, decreased by $224,000, or 8.4%, from $2.7 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. This decrease was due primarily to a $13.3 million, or 5.6%, decrease in the average balance of deposits from $237.2 million for the three months ended March 31, 1997 to $224.0 million for the three months ended March 31, 1998, primarily due to decreases in the average balances of passbook savings accounts and certificates of deposits as a result of the sale of the deposits of the Severna Park branch office in October 1997. Interest expense decreased by $458,000, or 8.6%, from $5.3 million for the six months ended March 31, 1997 to $4.9 million for the six months ended March 31, 1998. This decrease was due primarily to a $13.6 million, or 5.8%, decrease in the average balance of deposits from $236.2 million for the six months ended March 31, 1997 to $222.6 million for the six months ended March 31, 1998, primarily due to the sale of the deposits of the Severna Park branch office in October 1997.

     Provision for Loan Losses. The Bank established provisions for loan losses of $55,000 for the three months ended March 31, 1997 and reduced its provision for loan losses by $75,000 during the three months ended March 31, 1998. The Bank established provisions for loan losses of $54,000 for the six months ended March 31, 1997 and reduced its provisions for loan losses by $39,000 during the six months ended March 31, 1998.
In establishing such provisions, management considered the level of the Bank's non-performing loans which were $927,000 and $2.1 million at March 31, 1998 and 1997, respectively, and the levels of the Bank's net charge-offs, which totaled $9,000, $26,000, $39,000 and $137,000 during the three months ended March 31, 1998 and 1997 and the six months ended March 31, 1998 and 1997, respectively.

     Other Income.  Other income decreased by $34,000, or
19.2%, from $177,000 for the three months ended March 31, 1997 to $143,000 for the three months ended March 31, 1998. The decrease primarily was attributable to a decrease in gains on sale of foreclosed real estate. Total other income increased by $224,000, or 55.7%, from $402,000 for the six months ended March 31, 1997 to $626,000 for the six months ended March 31, 1998. The increase in other income for the six months ended March 31, 1998 was attributable to a $339,000 gain on sale of branch deposits, as the Bank sold the deposits of its Severna Park branch in October 1997. In connection with such sale, the Bank sold deposits totaling $6.2 million and recognized a gain of $339,000 representing a premium paid by the buyer on the
deposits sold.   Such increase was offset, in part, by the
absence during the six months ended March 31, 1998 of a gain on sale of investment securities; the Bank earned a $51,000 gain on sale of investment securities during the six months ended March 31, 1997.

     Non-interest Expenses. Total non-interest expenses decreased by $129,000, or 8.8%, from $1.5 million for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998. Total non-interest expenses were $2.9 million for the six months ended March 31, 1997 and 1998. The decrease during the three months ended March 31, 1998 was due to a decrease in salaries and related expenses and occupancy expenses, as the Bank closed its Severna Park branch office following the sale of the deposits of that office in October 1997, as well as to reduced pension plan costs. For the six month periods, reduced salaries and related expense and reduced occupancy expense attributable to closing the Severna Park branch office were offset by increased advertising expenses, as the Bank sought to increase both loan and deposit market share.

     Management believes that salaries and related expense will increase in future periods as a result of the adoption of the ESOP and other stock benefit plans, if adopted. Furthermore, the Bank expects other expenses will increase as a result of the costs associated with being a public institution. Further, the Company expects to incur an expense, currently estimated to be $457,000, net of taxes, during the second quarter of calendar year 1998 in connection with the establishment of a charitable foundation in connection with the Bank's mutual holding company reorganization.

     Income Taxes. The Bank's income tax expense was $351,000 and $398,000 for the three months ended March 31, 1997 and 1998, respectively, and $766,000 and $825,000 for the six months ended March 31, 1997 and 1998, respectively. The Bank's effective tax rates were 39.3%, 39.6%, 40.0% and 39.5% for the three months ended March 31, 1997 and 1998 and the six months ended March 31, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's liquidity and capital resources at March 31, 1998 remained relatively unchanged from December 31, 1997. The Bank anticipates that it will have sufficient funds available to meet commitments outstanding at March 31, 1998 to originate loans. As of March 31, 1998, the Bank's ratios of tangible capital and core capital to adjusted total assets were 9.5%, as compared to the required levels of 1.5% and 3.0%, respectively. The risk-based capital ratio at that date was 18.4%, as compared to the requirement of 8.0%.


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

     None.

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BCSB BANKCORP, INC.



Date:  June 26, 1998         /s/ Michael J. Dietz
                             ---------------------------
                             Michael J. Dietz
                             President
                             (Principal Executive Officer)



Date:  June 26 , 1998        /s/ Gary C. Loraditch
                             -----------------------------
                             Gary C. Loraditch
                             Vice President, Secretary and
                                Treasurer
                             (Principal Financial and
                             Accounting Officer)