Form 10QSB
period 1998-06-30
BCSB BANKCORP INC
filed 1998-08-12
CIK 1052101

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

     Transition Report under Section 13 or 15(d) of the
     Exchange Act

     For the transition period from ______ to ______

         Commission File Number:  0-24589

                  BCSB BANKCORP, INC.
---------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its
Charter)


     United States                        52-2108333
-------------------------------          --------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)          Identification No.)


4111 E. Joppa Road, Suite 300, Baltimore, Maryland  21236
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

     As of August 7, 1998, the issuer had 6,116,562 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of June 30, 1998 (unaudited) and
            September 30, 1997 . . . . . . . . . . . . . . . .3

        Consolidated Statements of Operations for the
            Nine Months and Three Months Ended June
            30, 1998 and 1997 (unaudited) . . . . . . . . . . 4

        Consolidated Statements of Cash Flows for the
            Nine Months Ended June 30, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements. . . . . . 8

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . .10


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .13

Item 2.  Changes in Securities and Use of Proceeds. . . . . .13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .14

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .14

Item 5.  Other Information. . . . . . . . . . . . . . . . . .14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .15

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------


                                                JUNE  30,     SEPTEMBER 30,
                                                  1998            1997
                                               ----------     ------------
                                              (Unaudited)
                      Assets
                      ------
Cash                                          $  3,586,163    $  3,909,276
Interest bearing deposits in other banks        38,929,563       8,206,119
Federal funds sold                              43,274,158       7,102,231
Investment securities, held to maturity         20,860,005      30,323,460
Loans receivable, net                          171,952,999     158,676,168
Mortgage backed securities, held to maturity    35,025,267      37,189,081
Foreclosed Real Estate                             196,488              --
Investment in real estate development
  and loans to joint venture                         7,855          12,732
Premises and equipment                           2,760,559       2,856,988
Federal Home Loan Bank of Atlanta stock          1,511,900       1,433,200
Accrued interest receivable
 - loans                                           701,538         738,906
 - investments                                     558,209         456,687
 - mortgage backed securities                      208,185         218,686
Prepaid income taxes                                   700         314,384
Intangible assets acquired, net                     31,175          51,209
Other assets                                     1,021,911         249,097
                                              ------------    ------------
     Total assets                             $320,626,675    $251,738,224
                                              ============    ============
         Liabilities and Retained Earnings
         ---------------------------------
Liabilities
-----------
  Deposits                                    $222,781,398    $224,656,081
  Proceeds from subscription offering           67,741,975              --
  Advance payments by borrowers for
    taxes and insurance                          3,024,692         727,272
  Income taxes payable                              46,344           1,909
  Deferred income taxes                            136,453          83,538
  Payables to disbursing agents                    272,741         120,459
  Other liabilities                                935,760       2,290,516
                                              ------------    ------------
Total liabilities                              294,939,363     227,879,775

Commitments and contingencies

Retained earnings (substantially restricted)    25,687,312      23,858,449
                                              ------------    ------------
Total liabilities and retained earnings       $320,626,675    $251,738,224
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

                       BCSB BANKCORP, INC.
                       -------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                         FOR NINE MONTHS ENDED     FOR THREE MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         ---------------------    ----------------------
                                           1998         1997       1998          1997
                                         -------      -------     -------     ----------
Interest and fees on loans              $ 9,969,617   $9,891,969  $3,363,408  $3,292,834
Interest on mortgage backed securities    1,768,508    1,834,635     597,746     598,933
Interest and dividends on investment
  securities                              1,077,975    2,171,537     335,573     714,678
Other interest income                     1,163,690      820,109     472,093     272,430
                                        -----------  -----------  ----------  ----------
     Total interest income               13,979,790   14,718,250   4,768,820   4,878,875

Interest on deposits                      7,314,047    7,832,350   2,429,635   2,491,040
Interest on borrowings - short term           8,917        8,489       4,852       3,828
                                        -----------  -----------  ----------  ----------
Total interest expense                    7,322,964    7,840,839   2,434,487   2,494,868

Net interest income                       6,656,826    6,877,411   2,334,333   2,384,007
Provision (reduction of provision)
  for losses on loans                        37,981      (17,297)     77,255     (71,611)
                                        -----------  -----------  ----------  ----------
Net interest income after provision
  (reduction of provision) for losses
  on loans                                6,618,845    6,894,708   2,257,078   2,455,618

Other Income (Loss)
-------------------
  Gain (loss) on sale of foreclosed
    real estate                             (17,111)      42,680          --       2,430
  Servicing fee income                        9,263       14,107       3,411       4,408
  Fees and charges on loans                 142,595      153,666      41,051      47,990
  Fees on transaction accounts              117,779      125,226      39,137      42,028
  Rental income                              93,968      110,516      31,313      32,509
  Gain from real estate development
    and joint venture                            --        4,140          --         262
  Gain on sale of investment securities          --       51,376          --          --
  Gain on sale of branch deposits           339,000           --          --          --
  Miscellaneous income                       72,884       32,450      17,868       2,518
                                        -----------  -----------  ----------  ----------
Net other income (loss)                     758,378      534,161     132,780     132,145

Non-Interest Expenses
---------------------
  Salaries and related expenses           2,411,201    2,513,610     783,440     851,748
  Occupancy expense                         401,098      446,151     158,239     161,339
  Deposit insurance premiums                159,152      233,670      52,020      38,142
  Data processing expense                   319,562      299,604     103,154      93,931
  Property and equipment expenses           283,279      257,212     105,097      87,663
  Professional fees                          90,646       46,829      30,764      15,669
  Advertising                               239,821      139,517     101,241      61,404
  Telephone, postage and office
    supplies                                231,510      223,281      78,064      71,953
  Amortization of excess of cost
    over fair value of net assets
    acquired                                 20,156       20,075       6,777       6,692
  Other expenses                            220,901      232,578      59,936      97,980
                                        -----------  -----------  ----------  ----------
Total non-interest expenses               4,377,326    4,412,527   1,478,732   1,486,521

Income before tax provision               2,999,897    3,016,342     911,126   1,101,242
Income tax provision                      1,171,035    1,210,004     345,992     444,102
                                        -----------  -----------  ----------  ----------
Net income                              $ 1,828,862  $ 1,806,338  $  565,134  $  657,140
                                        ===========  ===========  ==========  ==========

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

                       BCSB BANKCORP, INC.
                       -------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------

                                                      FOR NINE MONTHS ENDED
                                                            JUNE 30,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
Operating Activities
   Net Income                                        $ 1,828,862  $ 1,806,338
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  ------------------------------------------
    Accretion of discount on investments                  30,722      (20,774)
    Gain on sale of investment securities                     --      (51,376)
    Loans originated for sale                           (133,000)    (675,000)
    Proceeds from loans originated for sale              133,000      675,000
    Loan fees deferred                                    39,147      102,359
    Amortization of deferred loan fees                  (258,452)    (308,362)
    Provision (reduction of provision) for
      losses on loans                                     37,981      (17,297)
    Amortization of premium on mortgage
      backed securities                                   22,858       39,233
    (Gain) loss on sale of foreclosed real estate         17,111      (40,250)
    Gain from real estate development and
      joint venture                                           --       (4,140)
    Provision for depreciation                           212,529      200,013
    Decrease in accrued interest receivable
      on loans                                            37,368       17,945
    (Increase) decrease in accrued interest
      receivable on investments                         (101,522)     246,499
    Decrease in accrued interest receivable on
      mortgage backed securities                          10,501       23,234
    Decrease in prepaid income taxes                     313,684      321,334
    Decrease in deferred income taxes                     52,915      514,432
    Amortization of excess of cost over fair
      value of net assets acquired                        20,156       20,075
    (Increase) decrease in other assets                 (772,814)     253,305
    Gain on sale of branch deposits                     (339,000)          --
    Increase (decrease) in accrued interest
      payable on deposits                                (87,064)     111,392
    Increase (decrease) in income taxes payable           44,435         (427)
    Decrease in other liabilities and payables
      to disbursing agents                            (1,202,474)    (839,655)
                                                     -----------  -----------
        Net cash provided by operating activities        (93,057)   2,373,878

                       BCSB BANKCORP, INC.
                       -------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------


                                                   FOR NINE MONTHS ENDED
                                                            JUNE 30,
                                                --------------------------
                                                   1998             1997
                                                ----------      ----------
Cash Flows from Investing Activities
  Proceeds from maturing interest
    bearing deposits                            $   198,000     $    792,000
  Purchase of interest bearing deposits         (19,000,000)              --
  Purchases of investment securities -
    held to maturity                            (22,360,091)     (12,197,590)
  Proceeds from maturities of investment
    securities - held to maturity                31,792,824       14,304,608
  Proceeds from sale of investment
    securities - available for sale                      --          101,376
  Longer term loans originated                  (34,221,141)     (22,573,792)
  Principal collected on longer term loans       20,830,161       15,720,613
  Net decrease in short-term loans                  157,118        4,683,464
  Principal collected on mortgage backed
    securities                                    9,013,179        4,770,972
  Purchases of mortgage backed securities        (6,872,223)      (1,494,999)
  Proceeds from sales of foreclosed real estate       2,000          174,231
  Investment in foreclosed real estate              (77,365)              --
  Net investment and loans to joint ventures          4,877          350,768
  Investment in premises and equipment             (116,100)        (423,831)
  Purchase of Federal Home Loan Bank of
    Atlanta stock                                   (78,700)        (132,000)
                                               ------------     ------------
    Net cash provided by investing activities   (20,727,461)       4,075,820

Cash Flows from Financing Activities
  Proceeds from sale of branch deposits          (5,827,235)              --
  Proceeds from subscription offer               67,741,975               --
  Net increase in demand deposits, money
    market, passbook accounts and advances
    by borrowers for taxes and insurance          4,276,381        1,163,074
  Net increase (decrease) in certificates
    of deposit                                    2,399,655       (3,811,257)
                                               ------------     ------------
    Net cash provided by financing
      activities                                 68,590,776       (2,648,183)
                                               ------------     ------------
Increase in cash and cash equivalents            47,770,258        3,801,515
Cash and cash equivalents at beginning
  of period                                      12,136,626       11,111,733
                                               ------------     ------------
Cash and cash equivalents at end of period     $ 59,906,884     $ 14,913,248
                                               ============     ============

                       BCSB BANKCORP, INC.
                       -------------------
                         AND SUBSIDIARIES
                         ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------


                                                   FOR NINE MONTHS ENDED
                                                            JUNE 30,
                                                --------------------------
                                                   1998             1997
                                                ----------      ----------
The following is a summary of cash and
  cash equivalents:
--------------------------------------
    Cash                                         $ 3,586,163     $ 4,663,112
    Interest bearing deposits in other banks      38,929,563       8,290,424
    Federal funds sold                            43,274,158      10,130,712
                                                 -----------     -----------
    Balance of cash items reflected on
      Statement of Financial Condition            85,789,884      23,084,248

        Less - certificate of deposit with a
          maturity of more than three months      25,883,000       8,171,000
                                                 -----------     -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                      $59,906,884     $14,913,248
                                                 -----------     -----------
Supplemental Disclosures of Cash Flows
  Information:
--------------------------------------
    Cash paid during the period for:

    Interest                                     $ 7,412,431     $ 7,732,419
                                                 ===========     ===========
    Income taxes                                 $   760,000     $   367,614
                                                 ===========     ===========
Transfer from loans to real estate acquired
  through foreclosure                            $   138,234     $        --
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

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 1  Principles of Consolidation
        ---------------------------
        BCSB Bankcorp, Inc. (the "Company") will own 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank"). The Bank owns 100% of Baltimore County
        Service Corporation and Ebenezer Road, Inc.   Baltimore
        County Service Corporation owns 100% of Route 543, Inc. The accompanying consolidated financial statements includes the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation and Route 543, Inc. have invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2  Basis of Financial Statement Presentation
        -----------------------------------------
        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank, although the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at June 30, 1998. Therefore, financial statements presented in this Form 10-QSB include only the accounts and operations of the Bank. The results for the nine months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company dated May 14, 1998.

                  BCSB BANKCORP, INC.
                  -------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 3  Retained Earnings
        -----------------
        The following table sets forth the Bank's capital position at June 30, 1998.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                            ------------------   --------------------       -----------------
                            Amount        %      Amount           %         Amount        %
                            ------      -----    ------         -----       ------      -----
Tangible (1)                $24,725,404  7.71%  $ 4,808,815     1.50%        N/A         N/A
Tier 1 capital (2)           24,725,404 15.95%          N/A      N/A       $ 9,301,122   6.00%
Core (Leverage) (1)          24,725,404  7.71%    9,617,629     3.00%       16,029,382   5.00%
Risk-weighted (2)            25,699,732 16.58%   12,401,497     8.00%       15,501,871  10.00%

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

                                    Current Requirements
                                    --------------------
Retained earnings                       $ 25,687,312
  Less: Non-allowable items:
    Intangible assets acquired, net          (31,175)
    Investment in and advances to
      non-includable subsidiaries           (930,733)
                                        ------------
  Tangible and core capital               24,725,404
  General valuation allowance                974,328
                                        ------------
  Risk-based capital                    $ 25,699,732
                                        ============

  Total assets                          $320,626,675
    Less: Non-allowable items:
  Intangible assets acquired, net            (31,175)
  Assets of non-includable
    subsidiaries not eliminated
    for regulatory purposes                   (7,855)
                                        ------------
  Tangible and adjusted
    tangible assets                     $320,587,645
                                        ============
  Risk-weighted assets                  $155,018,708
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

The OTS has advised the Bank that it needs to take actions to improve its preparedness for potential Year 2000 problems. Specifically, the OTS has advised the Bank that it must prepare and adopt a written plan detailing the procedures to be followed by the Board of Directors and management to identify and solve potential problems and monitor the progress made by the Bank and its service bureau to accomplish the procedures and actions required by the plan to be taken. The plan must also contain contingency plans in the event the Bank's service bureau is unable to take necessary corrective actions. In addition, the Board of Directors will be required to monitor effective implementation of the plan. The Bank has advised the OTS that it intends to implement the mandated actions, and has adopted a written plan for Year 2000 preparedness, which plan has been provided to the OTS for their review. The OTS conditioned its approval of the Bank's proposed reorganization (the "Reorganization") as a wholly owned subsidiary of BCSB Bankcorp, Inc. (the "Company"), which in turn will be a majority-owned subsidiary of Baltimore County Savings Bank, M.H.C., and the Company's application to acquire control of the Bank, on the implementation of the specified actions. The Bank has been advised that it has complied with the conditions set forth in the OTS approval of the reorganization.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND SEPTEMBER
30, 1997

During the nine months ended June 30, 1998, the Bank's assets increased by $68.9 million, or 27.4%, from $251.7 million at September 30, 1997 to $320.6 million at June 30, 1998. Most of the increase is attributable to the $67.7 million received from the Bank's subscription offering. The funds received were invested in short-term investments to await the closing of the initial public offering. Thus, most of the increase in assets was attributable to an increase in cash, interest-bearing deposits in other banks and federal funds sold, which increased by $66.6 million, or 346.4%, from $19.2 million at September 30, 1997 to $85.8 million at March 31, 1998. The Bank invested proceeds from maturing investment securities in federal funds sold in order to have funds available to fund loans expected to close during the quarter ending June 30, 1998. The Bank's investment securities decreased by $9.5 million, or 31.2%, from $30.3 million at September 30, 1997 to $20.9 million at June 30, 1998, as described above. Loans receivable, net increased by $13.3 million, or 8.4%, from $158.7 million at September 30, 1997 to $172.0 million at June 30, 1998. The increase in the Bank's loan portfolio was due primarily to increased originations of single-family residential mortgage loans as a result of increased loan demand. The Bank's deposits were $224.7 million at September 30, 1997 and $222.8 million at June 30, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS
ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net Income. Net income decreased by $92,000, from $657,000 for the three months ended June 30, 1997 to $565,000 for the three months ended June 30, 1998. The decrease in net income was primarily attributable to a $110,000 reduction in interest income during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. Net income increased $23,000, and was $1.8 million for the nine months ended June 30, 1998 and June 30, 1997. The increase in net income during the nine months ended June 30, 1998 was due primarily to a $224,000 increase in other income, offset by a $221,000 decrease in net interest income and a $35,000 decrease in non interest expenses. There was a $38,000 provision for loan losses in the nine months ended June 30, 1998 as opposed to a $17,000 reduction of the provision for loan losses in the nine months ended June 30, 1997.

Net Interest Income. Net interest income was $2.3 million for the three months ended June 30, 1998, compared to $2.4 million for the three months ended June 30, 1997, representing a decrease of $50,000, or 2.1%. Net interest income was $6.7 million for the nine months ended June 30, 1998, as compared to $6.9 million for the nine months ended June 30, 1997, representing a decrease of $221,000, or 3.2%. The decreases in net interest income were the result of decreases in the Bank's interest rate spread during the respective periods. The Bank's interest rate spread decreased as the yield on interest-earning assets, primarily loans receivable, decreased during a decreasing market interest rate environment while competitive pressures did not permit the Bank to lower deposit rates as quickly.

Interest Income. Interest income decreased by $110,000, or 2.3%, from $4.9 million for the three months ended June 30, 1997 to $4.8 million for the three months ended June 30, 1998. This decrease was due primarily to a decrease in the yield on interest-earning assets, despite an increase in loans made. Interest income decreased by $738,000, or 5.0%, from $14.7 million for the nine months ended June 30, 1997 to $14.0 million for the nine months ended June 30, 1998. This decrease was due primarily to a decrease in the yield on interest-earning assets.

Interest Expense. Interest expense, which consists almost entirely of interest on deposits, decreased by $60,000, or 2.4%, from $2.5 million for the three months ended June 30, 1997 to $2.4 million for the three months ended June 30, 1998. This decrease was due primarily to a $5.9 million, or 2.6%, decrease in the balance of deposits from $228.7 million for June 30, 1997 to $222.8 million June 30, 1998, primarily due to a decrease in the balances of passbook savings accounts and certificates of deposits as a result of the sale of the deposits of the Severna Park branch office in October 1997. Likewise, interest expense decreased by $518,000, or 6.6%, from $7.8 million for the nine months ended June 30, 1997 to $7.3 million for the nine months ended June 30, 1998.

Provision for Loan Losses. The Bank established provisions for loan losses of $77,000 for the three months ended June 30, 1998 and reduced its provision for loan losses by $72,000 during the three months ended June 30, 1997. The Bank established provisions for loan losses of $38,000 for the nine months ended June 30, 1998 and reduced its provisions for loan losses by $17,000 during the nine months ended June 30, 1997.
In establishing such provisions, management considered the level of the Bank's non-performing loans which were $900,000 and $1.8 million at June 30, 1998 and 1997, respectively, and the levels of the Bank's net charge-offs, which totaled $2,000, $64,000, $41,000 and $202,000 during the three months ended June 30, 1998 and 1997 and the nine months ended June 30, 1998 and 1997, respectively.

Other Income. Other income was $132,000 for the three months ended June 30, 1997 and for the three months ended June 30, 1998. Total other income increased by $224,000, or 41.9%, from $534,000 for the nine months ended June 30, 1997 to $758,000 for the nine months ended June 30, 1998. The increase in other income for the nine months ended June 30, 1998 was attributable to a $339,000 gain on sale of branch deposits, as the Bank sold the deposits of its Severna Park branch in October 1997. In connection with such sale, the Bank sold deposits totaling $6.2 million and recognized a gain of $339,000 representing a premium paid by the buyer on the deposits sold. Such increase was offset, in part, by the absence during the nine months ended June 30, 1998 of a gain on sale of investment securities; the Bank earned a $51,000 gain on sale of investment securities during the nine months ended June 30, 1997.

Non-interest Expenses. Total non-interest expenses were $1.5 million for the three months ended June 30, 1998 and June 30, 1997. Total non-interest expenses were $4.4 million for the nine months ended June 30, 1997 and 1998. For the three and nine month periods, reduced salaries and related expense and reduced occupancy expense attributable to closing the Severna Park branch office were offset by increased advertising expenses, as the Bank sought to increase both loan and deposit market share.

Management believes that salaries and related expense will increase in future periods as a result of the adoption of the ESOP and other stock benefit plans, if adopted. Furthermore, the Bank expects other expenses will increase as a result of the costs associated with being a public institution. Further, the Company expects to incur an expense, currently estimated to be $457,000, net of taxes, during the third quarter of calendar year 1998 in connection with the establishment of a charitable foundation in connection with the Bank's mutual holding company reorganization.

Income Taxes. The Bank's income tax expense was $444,000 and $346,000 for the three months ended June 30, 1997 and 1998, respectively, and $1,210,000 and $1,171,000 for the nine months ended June 30, 1997 and 1998, respectively. The Bank's effective tax rates were 40.3%, 38.0%, 40.1% and 39.0% for the three months ended June 30, 1997 and 1998 and the nine months ended June 30, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity and capital resources at June 30, 1998 increased from March 31, 1997 primarily due to the bank's subscription offering being in progress. The Bank anticipates that it will have sufficient funds available to meet commitments outstanding at June 30, 1998 to originate loans. As of June 30, 1998, the Bank's ratios of tangible capital and core capital to adjusted total assets were 7.7%, as compared to the required levels of 1.5% and 3.0%, respectively. The risk-based capital ratio at that date was 16.6%, as compared to the requirement of 8.0%.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 8, 1998, the Company issued 3,754,960 shares of its common stock, par value $.01 per share (the "Common Stock"), to Baltimore County Savings Bank M.H.C. (the "MHC") pursuant to the terms of the Plan of Stock Issuance adopted by the Bank on October 22, 1997 and subsequently amended. The shares were issued in connection with the Bank's reorganization into the stock form of ownership as a wholly owned subsidiary of the Company. As part of the reorganization, the Company sold 2,286,602 shares of Common Stock to the public, donated 75,000 shares of Common Stock to a charitable foundation and issued the remaining outstanding shares of Common Stock, aggregating 3,754,960 shares, to the MHC. The shares issued to the MHC were not required to be registered under the Securities Act of 1933, as amended (the "Act"), because the issuance did not involve a sale, offer to sell or offer for sale, for value, as such terms are defined in
     Section 2(3) of the Act.

     The following information is provided with respect to the Company's sale of shares of Common Stock pursuant to its Registration Statement on Form SB-2, Commission File No. 333-44831, declared effective by the Securities and Exchange Commission ("SEC") on May 14, 1998. The offering commenced on May 21, 1998 and terminated on June 18, 1998. The Company retained Trident Securities, Inc. ("Trident Securities"), a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., to provide financial and sales assistance in connection with the offering. Trident Securities agreed to use its best efforts to assist the Company with the sale of the Common Stock in the offering. Trident Securities was not obligated to take or purchase any shares of Common Stock in the offering. In the offering, the Company registered 2,424,478 shares of Common Stock with an aggregate offering price of $24,244,780, all for the account of the Company. On July 8, 1998, the Company sold a total of 2,286,602 shares of Common Stock for aggregate consideration of $22,866,020 and donated 75,000 shares of Common Stock to a charitable foundation named Baltimore County Savings Bank Foundation, Inc.

     The following table sets forth expenses incurred or estimated to have been incurred by the Company in connection with the offering. An asterisk indicates that the amount is an estimate. All of such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company or their affiliates or an affiliate of the Company.

     Expenses                                    Amount
     --------                                    ------
     Underwriting discounts and commissions      $314,481
     Finders' fees                                     --
     Expenses paid to or for underwriters              --
     Other expenses                               571,979
                                                 --------
     Total expenses                              $886,460
                                                 ========

     After deducting expenses, the net offering proceeds are estimated to be $21,979,560.

     The following table sets forth the purposes for which the net offering proceeds were used and the amount of the net offering proceeds used for each purpose. An asterisk indicates that the amount is an estimate. All of such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company of their affiliates or an affiliate of the Company.

     Use of Proceeds                              Amount
     ---------------                              ------

     Construction of plant, building and
       facilities                               $ 2,750,000 (1)
     Purchase and installation of machinery
       and equipment                                500,000 (1)
     Working capital                              9,160,500
     Investment in subsidiary                     7,739,780
     Loan to Employee Stock Ownership Plan        1,829,280
                                                -----------
                                                $21,979,560
                                                ===========

     (1) Such amount will be contributed to the Company's wholly owned subsidiary, the Bank, which will use the indicated portion of the net offering proceeds for the indicated purpose.

     The uses of proceeds described above do not represent a material change in the use of proceeds described in the prospectus.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

     None.

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A Form 8-K was filed on June 12, 1998 reporting under Item 5 an announcement of plans to open three branch offices in Abingdon, Forest Hill and Hickory, Maryland. In addition, the Bank announced the closure of its 6368 York Road office, which will be consolidated into a new expanded facility in Timonium, Maryland.

     (a)  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BCSB BANKCORP, INC.



Date:  August 11, 1998       /s/ Michael J. Dietz
                             ---------------------------
                             Michael J. Dietz
                             President
                             (Principal Executive Officer)



Date:  August 11, 1998       /s/ Gary C. Loraditch
                             -----------------------------
                             Gary C. Loraditch
                             Vice President, Secretary and
                                Treasurer
                             (Principal Financial and
                             Accounting Officer)