Form 10KSB
period 1998-10-30
BCSB BANKCORP INC
filed 1998-12-29
CIK 1052101

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-24589

                              BCSB BANKCORP, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          UNITED STATES                                   52-2108333
---------------------------------                     -------------------
  (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND           21236
--------------------------------------------------    -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (410) 256-5000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended September 30, 1998, the registrant had $19,721,140 in revenues.

As of December 23, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $17,133,588, computed by reference to the most recent sales price on December 23, 1998 as reported on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 23, 1998: 6,116,562.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

          1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 1998. (Parts II and III)
          2. Portions of Proxy Statement for registrant's 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the "Company") was incorporated under Federal law in May 1998. On July 8, 1998, Baltimore County Savings Bank, F.S.B. ( the "Bank") converted from mutual to stock form and reorganized into the mutual holding company form of ownership as a wholly owned subsidiary of the Company, which in turn became a majority-owned subsidiary of Baltimore County Savings Bank, M.H.C. (the "MHC"), a mutual holding company (the "Reorganization"). In connection with the Reorganization, the Company issued and sold 2,286,602 shares of its common stock at a price of $10.00 per share to the Bank's depositors, the Company's employee stock ownership plan and the public, thereby recognizing net proceeds of $22.7 million. The Company also issued at no cost 3,754,960 shares to the MHC, representing 61.4% of the Company's issued and outstanding common stock, and 75,000 shares to the Baltimore County Savings Bank Foundation, Inc., a nonstock corporation dedicated to charitable and educational purposes in the Baltimore metropolitan area.

     The Company has no significant assets other than its investment in the Bank. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service. At September 30, 1998, the Company had total assets of $268.8 million, total deposits of $220.8 million and stockholders' equity of $45.1 million.

     The Company's and the Bank's executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is
(410) 256-5000.

     Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through six banking offices serving Baltimore and Harford Counties in Maryland. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

     The Bank's principal business consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on owner-occupied, single-family residences in the Bank's market area, and, to a lesser extent, other real estate loans, consisting of construction loans, single-family rental property loans and commercial real estate loans, and consumer loans, particularly automobile loans. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and other income. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

MARKET AREA

     The Bank's market area consists of Baltimore County and Harford County, Maryland, which are part of the Baltimore metropolitan area. At September 30, 1998, management estimates that more than 95% of deposits and 90% of all lending came from its market area.

     The economy of the Bank's market area is diversified, with a mix of services, manufacturing, wholesale/retail trade, and federal and local government. Once the backbone of the regional economy, the manufacturing industry is relatively stable after almost two decades of decline. Baltimore County currently maintains 36 percent of the regional manufacturing base. Manufacturing in the market area is dominated by high technology, particularly within the defense industry. Similar to national trends, most of the job growth in the Bank's market area has been realized in service related industries, and service jobs account for the largest portion of the workforce. Based on the most recent data available, service jobs accounted for 32.8% of Baltimore County's employment in 1995 as compared to 30.5% in 1991. Comparatively, from 1991 to 1995, manufacturing jobs declined from 11.3% to 9.7% of Baltimore County's labor force.

     Based on data provided by the Maryland Department of Business and Economic Development, the Bank estimates the population of the market area to be 934,000, compared to a population of 874,000 in 1990. The median household income in Baltimore and Harford Counties are $36,000 and $39,000, respectively, compared to $36,000 for the State of Maryland and $29,000 for the United States as a whole.

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $182.0 million at September 30, 1998, representing 67.7% of total assets at that date. At September 30, 1998, $126.3 million, or 66.5% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $7.9 million, $5.3 million and $9.5 million, respectively, or 4.2%, 2.8% and 5.0%, respectively, of the Bank's gross loan portfolio at September 30, 1998. The Bank also originates consumer loans, consisting primarily of automobile loans, as well as home equity lines of credit and savings account loans which totaled $33.7 million, $6.5 million and $681,000, respectively, or 17.8%, 3.5% and .4%, respectively, of the Bank's gross loan portfolio. In addition, the Bank originates a limited amount of loans pursuant to commercial lines of credit. At September 30, 1998, such loans amounted to $50,000, which was less than .1% of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 1998, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                               At September 30,
                                                        --------------------------------------------------------------
                                                               1998                 1997                  1996
                                                        -----------------   -------------------    -------------------
                                                         Amount     %        Amount        %        Amount        %
                                                        --------  -------   --------    -------    --------    -------
                                                                             (Dollars in thousands)
Real estate loans:
 Single-family residential (1)........................  $126,272    66.46%  $103,677      62.30%   $ 94,275      56.74%
 Single-family rental property loans..................     5,253     2.76      6,409       3.85       7,065       4.25
 Commercial...........................................     9,497     5.00     10,169       6.11      10,316       6.21
 Construction (2).....................................     7,936     4.18      8,645       5.19      11,427       6.87

Commercial lines of credit............................        50      .03         60        .04         262        .16

Consumer loans:
 Automobile...........................................    33,748    17.76     32,633      19.61      39,925      24.03
 Home equity lines of credit..........................     6,549     3.45      3,986       2.40       1,855       1.12
 Savings account......................................       681      .36        825        .50       1,029        .62
                                                        --------  -------   --------    -------    --------    -------
                                                         189,986   100.00%   166,404     100.00%    166,154     100.00%
                                                                  =======               =======                =======
Less:
 Undisbursed portion of loans in process..............     2,963               2,807                  5,088
 Deferred loan origination fees.......................       278                 567                    823
 Unearned interest....................................     3,742               3,376                  4,757
 Allowance for loan losses............................     1,034                 978                    926
                                                        --------            --------               --------
  Total...............................................  $181,969            $158,676               $154,560
                                                        ========            ========               ========
                                                                           At September 30,
                                                              -----------------------------------------
                                                                      1995                  1994
                                                              -------------------    -----------------
                                                               Amount        %        Amount      %
                                                              --------    -------    --------   ------
                                                                        (Dollars in thousands)
Real estate loans:
 Single-family residential (1)........................        $ 87,575      55.87%   $ 82,594    59.86%
 Single-family rental property loans..................           8,045       5.13       8,593     6.23
 Commercial...........................................          11,174       7.13      10,921     7.91
 Construction (2).....................................           7,065       4.51       9,853     7.14

Commercial lines of credit............................             234        .15         110      .08

Consumer loans:
 Automobile...........................................          40,793      26.02      24,797    17.97
 Home equity lines of credit..........................             842        .54         125      .09
 Savings account......................................           1,022        .65         995      .72
                                                              --------    -------    --------   ------
                                                               156,750     100.00%    137,988   100.00%
                                                                          =======               ======
Less:
 Undisbursed portion of loans in process..............           3,425                  3,509
 Deferred loan origination fees.......................           1,166                  1,539
 Unearned interest....................................           5,576                  3,188
 Allowance for loan losses............................             788                    542
                                                              --------               --------
  Total...............................................        $145,795               $129,210
                                                              ========               ========

______________
(1)  Includes fixed-rate second mortgage loans.
(2)  Includes acquisition and development loans.

     Loan Maturity Schedules. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                               Due During the Year Ending       Due After           Due After
                                       September 30,            3 Through           5 Through
                                ---------------------------    5 Years After      10 Years After
                                 1999      2000       2001   September 30, 1998  September 30, 1998
                                -------   -------    ------  ------------------  ------------------
                                                         (In thousands)
Real estate loans:
 Single-family residential...   $ 8,807   $ 8,826    $ 8,286       $14,783              $33,045
 Single-family rental
  property...................       247       262        261           530                1,258
 Commercial..................       648       691        753         1,454                2,642
 Construction................     3,293       100        108           244                  810
Commercial  lines of credit..        50        --         --            --                   --
Consumer:
 Automobiles.................    10,925     9,068      6,521         6,965                  269
 Home equity.................     1,186       974        803           663                  549
 Savings accounts............       498       139         44            --                   --
                                -------   -------    -------       -------              -------
  Total......................   $25,654   $20,060    $16,776       $24,639              $38,573
                                =======   =======    =======       =======              =======

                                         Due After
                                         10 Through         Due After 15
                                       15 Years After        Years After
                                     September 30, 1998   September 30, 1998      Total
                                     ------------------   ------------------     --------
Real estate loans:
 Single-family residential...             $20,136              $26,389           $126,272
 Single-family rental
  property...................               1,326                1,369              5,253
 Commercial..................               2,304                1,005              9,497
 Construction................               1,212                2,169              7,936
Commercial  lines of credit..                  --                   --                 50
Consumer:
 Automobiles.................                  --                   --             33,748
 Home equity.................                 456                1,918              6,549
 Savings accounts............                  --                   --                681
                                          -------              -------           --------
  Total......................             $31,434              $32,850           $189,986
                                          =======              =======           ========

     The following table sets forth at September 30, 1998, the dollar amount of all loans due one year or more after September 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined        Floating or
                                                   Rate           Adjustable Rates
                                               -------------      ----------------
                                                        (In thousands)
          Real estate loans:
            Single-family residential.......        $112,114            $ 5,351
            Single-family rental property...           2,356              2,650
            Commercial......................           6,489              2,360
            Construction....................           4,643                 --
          Commercial lines of credit........              --                 --
          Consumer:
            Automobiles.....................          22,823                 --
            Home equity.....................              --              5,363
            Savings accounts................             183                 --
                                                    --------            -------
              Total.........................        $148,608            $15,724
                                                    ========            =======

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. The Bank generally has authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with its emphasis on being a community-oriented financial institution, the Bank concentrates its lending activities in its market area.

     The following table sets forth certain information with respect to the Bank's loan origination, purchase and sale activity for the periods indicated.

                                               Year Ended September 30,
                                             ---------------------------
                                              1998       1997      1996
                                             ------     ------    ------
                                                   (In thousands)
Loans originated:
 Real estate loans:
  Single-family residential.............     $36,905   $22,507   $27,594
  Single-family rental property loans...          --       135       157
  Commercial............................         351     1,650        91
  Construction..........................       1,550     1,228     2,969
 Commercial lines of credit.............          --        --        68
 Consumer loans:
  Automobiles...........................      21,267    14,070    21,677
  Home equity...........................      17,453    11,871     8,347
  Savings account.......................         478       319       495
                                             -------   -------   -------
   Total loans originated...............     $78,004   $51,780   $61,398
                                             =======   =======   =======
Loans purchased:
 Real estate loans......................     $    --   $    --   $    --
 Other loans............................          --        --        --
                                             -------   -------   -------
   Total loans purchased................     $    --   $    --   $    --
                                             =======   =======   =======
Loans sold:
 Whole loans............................     $    --   $    --   $    --
 Participation loans....................         133       225     4,914
                                             -------   -------   -------
   Total loans sold.....................     $   133   $   225   $ 4,914
                                             =======   =======   =======

     The Bank's loan originations are derived from a number of sources, including referrals by realtors or automobile dealers, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. All of the Bank's loan personnel are salaried, and the Bank does not compensate loan personnel on a commission basis for loans originated. With the exception of applications for automobile loans, which loans may be originated on an indirect basis through a limited number of approved dealers, loan applications are accepted at the Bank's offices. The Bank has not purchased loans in the past five years and has no plans to purchase loans in the future.

     The Bank has not sold whole loans in recent years. However, the Bank occasionally sells participation interests in acquisition and development loans to reduce its risk on any individual loan and to comply with regulatory loans-to-one borrower limitations. The Bank sold loan participations totaling $133,000, $225,000 and $4.9 million during the years ended September 30, 1998, 1997 and 1996, respectively.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Real estate loans up to $400,000, as well as all requests for lines of credit up to $25,000, may be approved by the Bank's Loan Committee, which consists of the Bank's President and two outside directors and meets
weekly.   All loans in excess of these amounts must be approved by the full
Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the Bank's car loan manager or assistant manager and reviewed by the Bank's Vice President who supervises lending operations.

     Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of FHLMC and FNMA. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loans, and the Bank obtains a Phase I environmental study in connection with its underwriting of acquisition and development loans.

     It is the Bank's policy to record a lien on the real estate securing a loan and to obtain title insurance or an attorney's certification which ensures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by Federal Emergency Management Agency, pay flood insurance policy premiums.

     With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. No fees are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed until closing.

     The Bank is permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank's policy is to obtain private mortgage insurance at the borrower's expense on the principal amount of the loan. The Bank will make a single-family residential mortgage loan with up to a 95% loan-
to-value ratio if the required private mortgage insurance is obtained.   The
Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 75%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 80%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 80% of the value of the property.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $5.3 million at September 30, 1998. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements;
(iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 1998, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 1998, the Bank's largest lending relationship was a $2.6 million relationship consisting of a commercial real estate loan and a one-third participation interest in a loan and letter of credit. The Bank had a $1.0 million loan to a developer to acquire and develop land for sale to builders who will construct single-family residences. The Bank also has outstanding $855,000 in letters of credit to this borrower. As of September 30, 1998, 44 of the 116 developed lots had been sold, and all 116 lots were developed. This borrower also had a $548,000 loan secured by commercial real estate. At September 30, 1998, the loans were current and performing in accordance with its terms.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 1998, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $126.3 million, or 66.5% of the Bank's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 1998, the Bank had $120.8 million of fixed-rate single-family mortgage loans, which amounted to 63.6% of the Bank's single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

     The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 1998, $5.5 million, or 2.9% of the Bank's single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank's adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e.,
"teaser" rates.   All of the Bank's adjustable-rate loans require that any
payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as "negative amortization."

     The retention of adjustable-rate loans in the Bank's portfolio helps reduce the Bank's exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.
It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank's adjustable-rate loans will fully adjust to compensate for increases in the Bank's cost of funds. Finally, adjustable-rate loans increase the Bank's exposure to decreases in prevailing market interest rates, although decreases in the Bank's cost of funds tend to offset this effect.

     Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although it has significantly reduced the originations of such loans during the past five years. As of September 30, 1998, single-family rental property loans totaled $5.3 million, or 2.8%, of the Bank's gross loan portfolio. Originations of single-family rental property loans were $0, $135,000 and $157,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from
 .5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 20 years.

     Construction Lending. A substantial portion of the Bank's construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .5% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .5% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 1998, $7.9 million, or 42%, of the Bank's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

     The Bank's originations of construction loans have declined in recent years. Recent consolidation within the building industry and the increasing presence in the Bank's market of large builders that are not locally based have limited the Bank's ability to compete for some loans to builders because the Bank's loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank's construction loans totaled $7.9 million, $8.6 million, $11.4 million, $7.1 million and $9.8 million at September 30, 1998, 1997, 1996, 1995 and 1994, respectively, and construction loan originations were $1.6 million, $1.2 million and $3.0 million during the years ended September 30, 1998, 1997 and 1996, respectively.

     On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer's obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 1998, the Bank had one such loans outstanding totaling $1.0 million. All acquisition and development loans were performing in accordance with their terms at such date.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.
Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank's requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank's permanent mortgage loan financing for the subject property) in the Bank's market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

     Commercial Real Estate Lending. The Bank's commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $2 million, with the largest having an outstanding principal balance of $1.4 million at September 30, 1998. At September 30, 1998, the Bank had $9.5 million of commercial real estate loans, which amounted to 5.0% of the Bank's gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 20 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

     Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It is the Bank's policy generally to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial real estate loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

     Commercial Lines of Credit. On a limited basis and as an accommodation to its customers, the Bank offers lines of credit to small businesses. Loans in amounts of up to $25,000 are made on an unsecured basis at an adjustable rate equal to the prime rate plus a margin of 2%. Up to an additional $25,000 may be loaned, provided the additional amount is secured. The secured portion of the loan is made at an adjustable rate equal to the prime rate plus a margin of 1%. At September 30, 1998, the Bank had $50,000 of outstanding loans and commitments to fund $25,000 in loans pursuant to unused lines of credit.

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

     Automobile loans totaled $33.7 million, or 17.8% of the Bank's gross loan portfolio, at September 30, 1998. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to five years, while used cars are financed for a period generally of up to four years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The

Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse. Any expense under the blanket insurance policy of covering a borrower is billed to the borrower.

     The Bank recently has begun placing greater emphasis on the origination of second mortgage loans and home equity lines of credit. As of September 30, 1998, home equity lines of credit totaled $6.5 million, or 3.5% of the Bank's gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $18.9 million, or 9.9% of the Bank's gross loans at September 30, 1998.

     The Bank's home equity lines of credit currently have adjustable interest rates tied to the prime rate and are offered anywhere from as low as the prime
rate less .25% up to the prime rate.   The interest rate may not adjust to a
rate higher than 18%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 20 years. The minimum monthly payment is 1.5% of the outstanding principal balance. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At September 30, 1998, savings account loans accounts totaled $681,000, or .4% of the Bank's gross loan portfolio.

     Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Indirect automobile lending generally is considered to entail greater risk than direct automobile lending due to the higher down payments generally made by direct borrowers and the level of sophistication of the borrowers.

     Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 3 points (one point being equal to 1% of the loan amount) on residential mortgage loan originations. The Bank generally does not service loans for others, except for participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

     Nonperforming Loans and Other Problem Assets. It is management's policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are past due 15 days incur a late fee of 5% of principal and interest due. As a matter of policy, the Bank will send a late notice to the borrower after the loan has been past due 15 days and again after 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. In the case of automobile loans, late notices are sent after loans are ten days delinquent, and the collateral is seized after a loan is delinquent 60 days. Repossessed cars subsequently are sold at auction.

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 1 of Notes to Financial Statements.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 1 of Notes to Financial Statements.

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                     At September 30,
                                                      -----------------------------------------------
                                                       1998      1997      1996      1995      1994
                                                      -------   -------   -------   -------   -------
                                                                        (In thousands)
Loans accounted for on  a nonaccrual basis: (1)
 Real estate:
  Single-family residential.......................    $  769    $1,757    $2,056    $  717    $1,000
  Single-family rental property...................        --        --        --        --        --
  Commercial......................................       150        86       231       188        47
  Construction....................................       193        --        --        --        --
 Commercial lines of credit.......................        --        --        --        --        --
 Consumer.........................................        --        --        --        --        --
                                                      ------    ------    ------    ------    ------
  Total...........................................    $1,112    $1,843    $2,287    $  905    $1,047
                                                      ======    ======    ======    ======    ======

Accruing loans which are contractually past due
 90 days or more:
 Real estate:
  Single-family residential.......................    $   --    $   --    $   --    $   --    $   --
  Single-family rental property...................        --        --        --        --        --
  Commercial......................................        --        --        --        --        --
  Construction....................................        --        --        --        --        --
 Commercial lines of credit.......................        --        --        --        --        --
 Consumer.........................................        --        --        --        --        --
                                                      ------    ------    ------    ------    ------
  Total...........................................    $   --    $   --    $   --    $   --    $   --
                                                      ======    ======    ======    ======    ======
  Total non-performing loans......................    $1,112    $1,843    $2,287    $  905    $1,047
                                                      ======    ======    ======    ======    ======

Percentage of gross loans.........................      0.59%     1.11%     1.38%     0.58%     0.76%
                                                      ======    ======    ======    ======    ======
Percentage of total assets........................      0.41%     0.73%     0.88%     0.38%     0.48%
                                                      ======    ======    ======    ======    ======
Other non-performing assets (2)...................    $  441    $   61    $  489    $1,410    $2,011
                                                      ======    ======    ======    ======    ======
Loans modified in troubled debt  restructuring....    $   --    $   --    $   --    $   --    $   --
                                                      ======    ======    ======    ======    ======

------------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets include the Bank's inventory of repossessed cars, and at September 30, 1996, 1995 and 1994, real estate developed and held for sale.


     During the year ended September 30, 1998, gross interest income of $71,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 1998 amounted to $45,000.

     At September 30, 1998, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     At September 30, 1998, nonaccrual loans consisted of 13 single-family residential mortgage loans aggregating $1.1 million.

     Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 1998, the Bank had $371,000 in real estate owned, which consisted of two single-family residences. The Bank also had $1.1 million of other nonperforming assets, which consisted of non-accrual loans and the Bank's inventory of repossessed cars.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1998, the Bank had $3.1 million in classified assets consisting of $1.6 million in assets classified as special mention, $1.4 million in assets classified as substandard, no assets classified as doubtful and $56,000 in assets classified as loss. Special mention assets consisted of 20 single-family residential mortgage loans 60 to 89 days delinquent at September 30, 1998, and substandard assets consisted of the $1.1 million in nonaccrual loans described above.

     Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's income.

     Management will continue to actively monitor the Bank's asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The Bank's methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank's assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in the Bank's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                           Year Ended September 30,
                                                ----------------------------------------------
                                                  1998      1997      1996      1995     1994
                                                -------    ------    ------    ------    -----
                                                                (In thousands)
Balance at beginning of period..............    $   978    $  926    $  788    $  542    $ 613
                                                -------    ------    ------    ------    -----

Loans charged-off:
 Real estate mortgage:
  Single-family residential.................         --        --        --        --       --
  Multi-family residential..................         --        --        --        --       --
  Commercial................................         --        --        (4)       --       --
  Construction..............................         --        --        --        --       --
 Consumer...................................       (278)     (392)     (394)     (178)     (71)
                                                -------    ------    ------    ------    -----
Total charge-offs...........................       (278)     (392)     (398)     (178)     (71)

Recoveries:
 Real estate mortgage:
  Single-family residential.................         --        --        --        --       --
  Multi-family residential..................         --        --        --        --       --
  Commercial................................         --        --        --        --       --
  Construction..............................         --        --        --        --       --
 Consumer...................................        215       158       102       169      137
                                                -------    ------    ------    ------    -----
Total recoveries............................        215       158       102       169      137

Net loans charged off.......................        (63)     (234)     (296)       (9)      66

Provision for (reduction of) loan  losses...        119       286       434       255     (137)
                                                -------    ------    ------    ------    -----

Balance at end of period....................    $ 1,034    $  978    $  926    $  788    $ 542
                                                =======    ======    ======    ======    =====

Ratio of net charge-offs to average
 loans outstanding during the period........     (0.04)%    (.15)%    (.20)%    (.01)%     .05%
                                                =======    ======    ======    ======    =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                             At September 30,
                                 --------------------------------------------------------------------------
                                         1998                      1997                      1996
                                 --------------------       -------------------        --------------------
                                          Percent of                Percent of                  Percent of
                                           Loans in                  Loans in                    Loans in
                                          Category to               Category to                 Category to
                                 Amount   Total Loans       Amount  Total Loans        Amount   Total Loans
                                 ------   -----------       ------  -----------        ------   -----------
                                                          (Dollars in thousands)
Real estate:
  Single-family residential..     $  413      66.46%         $432      62.30%          $ 276        56.74%
  Single-family rental
   property..................         10       2.76            13       3.85               4         4.25
  Commercial.................        124       5.00            79       6.11             120         6.21
  Construction...............         78       4.18            28       5.19              36         6.87
Commercial lines of credit...         --        .03            --        .04              --          .16
Consumer.....................        409      21.57           426      22.51             490        25.77
                                  ------     ------          ----     ------           -----       ------
    Total allowance for loan
     losses..................     $1,034     100.00%         $978     100.00%          $ 926       100.00%
                                  ======     ======          ====     ======           =====       ======

                                                At September 30,
                                    ----------------------------------------
                                            1995                1994
                                    ------------------   -------------------
                                           Percent of            Percent of
                                            Loans in              Loans in
                                           Category to           Category to
                                    Amount Total Loans   Amount  Total Loans
                                    ------ -----------   ------  -----------
                                              (Dollars in thousands)
Real estate:
  Single-family residential..       $141      55.87%     $214         59.86%
  Single-family rental
   property..................          4       5.13         4          6.23
  Commercial.................        158       7.13        56          7.91
  Construction...............         40       4.51        41          7.14
Commercial lines of credit...         --        .15        --           .08
Consumer.....................        445      27.21       227         18.78
                                    ----     ------      ----        ------
    Total allowance for loan
     losses..................       $788     100.00%     $542        100.00%
                                    ====     ======      ====        ======

INVESTMENT ACTIVITIES

     General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See "Regulation -- Depository Institution Regulation -- Liquidity Requirements."

     The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. In addition, until September 1995, the Bank maintained an investment in a mutual fund that purchased U.S. government and agency mortgage-backed securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases are made by the Bank's President. The Bank's President and Treasurer have limited authority to sell investment securities and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. All of the Bank's securities at September 30, 1998 were designated as held to maturity.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

     Mortgage-related securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities generally are referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accredited over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.
Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

     Mortgage-related securities, which include collateralized mortgage obligations ("CMOs"), are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

     Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Bank does not purchase residual interests in mortgage-related securities.

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate mortgage-backed securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation -- Depository Institution Regulation -- Qualified Thrift Lender Test."

     At September 30, 1998, mortgage-backed securities with an amortized cost of $34.2 million were classified as held to maturity. At September 30, 1998, the Bank's mortgage-backed securities had a weighted average yield of 6.5%.

     At September 30, 1998, the Bank did not have any CMOs, and the Bank's investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs").

     The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                   At September 30,
                                             ---------------------------
                                              1998      1997      1996
                                             -------   -------   -------
                                                  (In thousands)
Securities available for sale:
 Mutual funds....................            $    --   $    --   $    --
 Equity securities...............                 --        --       101

Securities held to maturity:
 U.S. government and agency
   securities....................             12,611    30,323    36,298
 Mortgage-backed securities......             34,198    37,189    39,771
 FHLB stock......................              1,512     1,433     1,301
                                             -------   -------   -------

  Total..........................            $48,321   $68,945   $77,471
                                             =======   =======   =======

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at September 30, 1998.

                                  One Year or Less     One to Five Years    Five to Ten Years
                                -------------------   -------------------   -------------------
                                Carrying   Average    Carrying   Average    Carrying   Average
                                 Value      Yield      Value      Yield      Value      Yield
                                --------   --------   --------   --------   --------   --------
                                                      (Dollars in thousands)
Securities held to maturity:
 U.S. government and  agency
  obligations................     $1,000       5.6%    $ 5,060      6.19%     $6,551      6.89%
 Mortgage-backed securities..      1,179       6.3      26,564      6.53       1,888      6.56
 FHLB stock..................         --                    --                    --
                                  ------               -------                ------
  Total......................     $2,179               $31,624                $8,439
                                  ======               =======                ======
                                    More than Ten Years    Total Investment Portfolio
                                    -------------------   -----------------------------
                                    Carrying   Average    Carrying   Market    Average
                                     Value      Yield      Value      Value     Yield
                                    --------   --------   --------   -------   --------
                                               (Dollars in thousands)
Securities held to maturity:
 U.S. government and  agency
  obligations................       $   --       -- %    $12,611   $12,662    6.51%
 Mortgage-backed securities..        4,567      7.88      34,198    34,874    6.70
 FHLB stock..................        1,512      7.35       1,512     1,512    7.35
                                    ------               -------   -------
  Total......................       $6,079               $48,321   $49,048
                                    ======               =======   =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta.

     Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors. The Bank does not accept brokered deposits.

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Maryland residents. To provide additional convenience, the Bank participates in the HONOR Automated Teller Machine ("ATM") network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in three of its five offices. In addition, in 1998, the Bank added drive-in facilities at the Bel Air and Dundalk facilities.

     Savings deposits in the Bank at September 30, 1998 were represented by the various types of savings programs described below.


Interest                       Minimum                                                     Minimum       Balances      Percentage of
  Rate                          Term                       Category                         Amount    (In thousands)   Total Savings
--------                       -------                     --------                        --------   --------------   -------------
                                                      Demand deposits:
1.44%                           None                   NOW and Super NOW accounts           $  250        $ 25,343            11.48%
3.20                            None                   Money market                            250           8,728             3.95
                                                                                                          --------           ------
                                                        Total demand deposits                               34,071            15.43
                                                      Passbook savings deposits:
2.96                            None                   Regular passbook                         25          29,111            13.18
3.39                            None                   Money market passbook                10,000          25,701            11.64
                                                                                                          --------           ------
                                                        Total passbook savings deposits                     54,812            24.82

                                                      Certificates of Deposit
                                                      ----------------------

4.78                            3  months or less     Fixed-term, fixed-rate                 1,000          15,590             7.06
5.27                            6  months             Fixed-term, fixed-rate                 1,000          10,794             4.89
5.45                            12 months             Fixed-term, fixed-rate                   100          46,500            21.06
5.38                            18 months             Fixed-term, fixed-rate                   100           5,610             2.54
5.53                            24 months             Fixed-term, fixed-rate                   100          13,799             6.25
5.49                            30 months             Fixed-term, fixed-rate                   100           2,505             1.13
5.71                            36 months             Fixed-term, fixed-rate                   100           3,219             1.46
6.52                            42 months             Fixed-term, fixed-rate                   100             924              .42
5.88                            48 months             Fixed-term, fixed-rate                   100             633              .29
6.18                            60 months             Fixed-term, fixed-rate                   100          19,184             8.69
5.63                            $100,000 and over     Fixed-term, fixed-rate                   N/A          12,438             5.63
                                                                                                          --------           ------
                                                       Total certificates of deposit                      $131,196            59.42

                                                       Accrued interest payable                                726              .33
                                                                                                          --------           ------
                                                         Total deposits                                   $220,805           100.00%
                                                                                                          ========           ======

_______________

*       Represents weighted average interest rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                Balance at                              Balance at                              Balance at
                                 September       % of       Increase     September      % of        Increase     September    % of
                                 30, 1998      Deposits     (Decrease)    30, 1997    Deposits     (Decrease)     30, 1996  Deposits
                                ----------    ---------     ---------    ---------    ---------     ---------    ---------  --------
                                                                        (Dollars in thousands)
NOW..........................     $ 25,343        11.48%      $ 1,140     $ 24,203        10.77%      $   207     $ 23,996    10.28%
Money market deposit.........        8,728         3.95        (1,327)      10,055         4.48          (516)      10,571     4.54
Passbook savings deposits....       54,812        24.82        (5,845)      60,657        27.00        (3,841)      64,498    27.64
Certificates of deposit......      118,758        53.79           249      118,509        52.75        (8,669)     127,178    54.51
Certificates of deposit
 $100,000 and over...........       12,438         5.63         1,953       10,485         4.67         3,959        6,526     2.80
Accrued interests payable....          726          .33           (21)         747          .33           205          542      .23
                                  --------      -------       -------     --------       ------       -------     --------   ------
                                  $220,805       100.00%      $(3,851)    $224,656       100.00%      $(8,655)    $ 233,311  100.00%
                                  ========      =======       =======     ========       ======       =======     =========  ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                    Year Ended September 30,
                                 --------------------------------------------------------------
                                        1998                  1997                 1996
                                 ------------------    ------------------    ------------------
                                 Average    Average    Average    Average    Average    Average
                                 Balance    Rate (1)   Balance      Rate     Balance      Rate
                                 --------   --------   --------   --------   --------   -------
                                                     (Dollars in thousands)
NOW...........................   $ 25,192      1.59%   $ 21,277      2.01%   $ 20,470      2.14%
Money market deposits.........      9,360      3.35      10,147      3.44      10,481      3.51
Passbook savings deposits.....     57,383      3.79      62,963      3.72      65,253      3.75
Non-interest-bearing demand
 deposits.....................      6,581        --       4,646        --       3,715        --
Certificates of deposit.......    129,840      5.50     133,896      5.37     128,994      5.71
                                 --------              --------              --------
  Total.......................   $224,356      4.32    $232,929      4.43    $228,913      4.64
                                 ========              ========              ========

________
(1)  Annualized.

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                            At September 30,
                                    ---------------------------------
                                     1998          1997        1996
                                    ------       --------    --------
                                            (In thousands)
4.01 -  6%......................    $116,691     $116,029    $ 89,543
6.01 -  8%......................      14,376       12,838      44,045
8.01 - 10%......................         129          127         116
                                    --------     --------    --------
                                    $131,196     $128,994    $133,704
                                    ========     ========    ========

     The following table sets forth the amount and maturities of time deposits at September 30, 1998.

                                              Amount Due
                        ------------------------------------------------------
                        Less Than                           After
Rate                    One Year   1-2 Years   2-3 Years   3 Years     Total
----                    --------   ---------   ---------   --------   --------
                                            (In thousands)
 4.01 -  6%..........    $98,417     $ 8,718      $4,214    $ 5,342   $116,691
 6.01 -  8%..........        921       9,908       1,858      1,689     14,376
 8.01 - 10%..........         --         129          --         --        129
                         -------     -------      ------     ------   --------
                         $99,338     $18,755      $6,092     $7,031   $131,196
                         =======     =======      ======     ======   ========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1998. At such date, such deposits represented 5.63% of total deposits and had a weighted average rate of 5.63%.

                                                    Certificates
Maturity Period                                      of Deposit
---------------                                      ----------
                                                   (In thousands)
Three months or less............                       $ 4,531
Over three through six months...                         2,453
Over six through 12 months......                         2,626
Over 12 months..................                         2,828
                                                       -------
 Total..........................                       $12,438
                                                       =======

     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                          Year Ended September 30,
                                                                      ---------------------------------
                                                                        1998         1997        1996
                                                                      ---------    --------    --------
                                                                    (In thousands)
Deposits............................................                  $ 462,996    $417,685    $420,336
Deposits sold.......................................                     (6,166)         --          --
Withdrawals.........................................                   (470,538)    436,652     415,514
                                                                      ---------    --------    --------
Net increase (decrease) before interest  credited...                    (13,708)    (18,967)      4,822
Interest credited...................................                      9,857      10,312      10,621
                                                                      ---------    --------    --------
 Net increase (decrease) in savings  deposits.......                  $  (3,851)   $ (8,655)   $ 15,443
                                                                      =========    ========    ========

     In the unlikely event the Bank is liquidated after the Stock Issuance, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 1998, 1997 and 1996, the Bank had no borrowings other than FHLB advances. At September 30, 1998, the Bank had no outstanding FHLB advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1998, the Bank was authorized to invest up to approximately $5.4 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has two subsidiary service corporations, Baltimore County Service Corp. ("BCSC") and Ebenezer Road, Inc. ("Ebenezer Road"). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated ("Route 543"). BCSC was formed in the mid 1970's for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 1998, BCSC conducted immaterial activities. Route 543 was formed for the purpose of participating in joint ventures with BCSC. The activities of Route 543 were completed during the year ended September 30, 1996, and Route 543 currently is inactive. At September 30, 1998, BCSC had substantially no assets or liabilities, except that it may receive a refund, that would not exceed $13,000, of amounts owed to it by a utility company in connection with a development project completed approximately ten years ago. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor's single interest insurance on automobile loans, as well as mortgage life insurance and annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 1998.

COMPETITION

     The Bank faces strong competition both in originating real estate and consumer loans and in attracting deposits. The Bank competes for real estate and other loans principally on the basis of interest rates, the types of loans it originates, the deposit products it offers and the quality of services it provides to borrowers. The Bank also competes by offering products which are tailored to the local community. Its competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     The Bank attracts its deposits through its offices primarily from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in the local community. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. The Bank believes it has developed strong relationships with local realtors and the community in general.

     Management considers its market area for gathering deposits and making loans to be Baltimore County and Harford County in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 1998, it had approximately 2% of deposits held by all banks and savings institutions in each of Baltimore County and Harford County.

EMPLOYEES

     As of September 30, 1998, the Company had 71 full-time and 15 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the FDIC through the SAIF. As a federal savings institution, the Bank is subject to regulation and supervision by the OTS and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

     Regulatory Capital Requirements. Under OTS capital standards, a savings institution must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital equal to 8% of "risk-weighted" assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights and purchased credit card relationships.

     Both core and tangible capital are further reduced by an amount equal to a percentage of the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or holding companies therefor. At September 30, 1998, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a pro-rated portion of the assets of subsidiaries in which the savings institution holds a minority interest (and which are not engaged in activities for which the capital rules require the savings institution to net its debt and equity investments in such subsidiaries against capital), as well as a pro-rated portion of the assets of other subsidiaries for which netting is not fully required under phase-in rules. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 1998, the Bank's adjusted total assets for purposes of core and tangible capital requirements were $268.8 million.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital used does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances.

     Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by an increasing percentage of the savings institution's high loan-to-value ratio land loans, non-residential construction loans and equity investments other than those deducted from core and tangible capital. As of September 30, 1998, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one-to-four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

     For information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1998, see Note 13 of Notes to Consolidated Financial Statements.

     The risk-based capital requirements of the OTS also require that savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution is considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk based capital at September 30, 1998.

     In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, concentration of credit risk and certain risks arising from non-traditional activity. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

     Liquidity Requirements. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for September 1998 was 31.8%.

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and a savings institution and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     To meet the QTL test, an institution's "Qualified Thrift Investments" must
total at least 65% of "portfolio assets."   Under OTS regulations, portfolio
assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, and (iii) stock in an FHLB or the FHLMC or FNMA. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

     At September 30, 1998, the percentage of the Bank's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

     Dividend Limitations. Federal regulations impose additional limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted, without OTS approval after notice, to make capital distributions during a calendar year in the amount equal to the greater of: (i) 75% of its net income for the previous four quarters; or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded regulatory requirements at the beginning of the calendar year. A savings institution with total capital in excess of current minimum capital ratio requirements (a "Tier 2 Association") is permitted after notice to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period. A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that it is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. The Bank is a Tier 1 Association. Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. See "-- Prompt Corrective Regulatory Action."

     The OTS has proposed amendments to its capital distribution regulations which would conform OTS regulations to the existing requirements of other banking agencies, as well as simplify the existing OTS regulations. These proposed rules would eliminate the requirement of notifying the OTS when cash dividends of a certain amount will be paid for institutions that will remain at least adequately capitalized. However, applications for capital distributions will be required for all distributions over a specified amount. Notices will still be required for distributions that would "reduce the amount of or retire common or preferred stock, or debt instruments included in the capital.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Item I. Description of Business -- Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

     Deposit Insurance. FDCIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from zero basis points for an association in the highest category (i.e., well-capitalized and healthy) to 27 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern.)

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1998, of $1.5 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1998, the Bank had no advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required on the first

$4.7 million of transaction accounts maintained; reserves of 3% are required on the next $47.8 million of transaction accounts and a reserve of 10% must be maintained against all remaining transaction accounts. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Bank met its reserve requirements.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Federal banking regulators, including the OTS, have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMEL rating). An "undercapitalized institution" is a savings institution that has (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMEL rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of September 30, 1998, the Bank was classified as "well-capitalized" under these prompt corrective action regulations.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that these regulatory standards do not materially affect the Bank's operations.

     Lending Limits. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit (including certain related entities of the borrower) outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Savings institutions are additionally authorized to make loans to one borrower, for any purpose: (i) in an amount not to exceed $500,000, or (ii) by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (a) the purchase price of each single-family dwelling in the development does not exceed $500,000; (b) the savings institution is and continues to be in compliance with its fully phased-in capital requirements; (c) the loans comply with applicable loan-to-value requirements, and; (d) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, or (iii) loans to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith, not to exceed 50% of unimpaired capital and surplus of the institution.

     At September 30, 1998, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $5.3 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $2.6 million.

     Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one-to-four family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to-four family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits, based on the support provided by other credit factors. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. The supervisory loan-to-value limits do not apply to certain categories of loans including loans insured or guaranteed by the U.S. government and its agencies or by financially capable state, local or municipal governments or agencies, loans backed by the full faith and credit of a state government, loans that are to be sold promptly after origination without recourse to a financially responsible party, loans that are renewed, refinanced or restructured without the advancement of new funds, loans that are renewed, refinanced or restructured in connection with a workout, loans to facilitate sales of real estate acquired by the institution in the ordinary course of collecting a debt previously contracted and loans where the real estate is not the primary collateral.

     Management believes that the Bank's current lending policies conform to the Interagency Guidelines.

     Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Company, the MHC and any company which would be under common control with the Bank.

     The Bank's authority to extend credit to executive officers, trustees and 10% shareholders, as well as entities under such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed.

     Proposed Legislative and Regulatory Changes. On May 13, 1998, the U.S. House of Representatives passed H.R. 10 (the "Act"), the Financial Services Competition Act of 1998, "which calls for a sweeping modernization of the banking system that would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises. The stated purposes of the Act are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 removes the restrictions contained in the Glass-Steagall Act of 1933 and the Bank Holding Company Act of 1956, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies, and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with a commercial bank. Under the new framework, the Federal Reserve would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. The Act also provides the insurance affiliates be subject to applicable state insurance regulations and supervision. The Act preserves the thrift charter and all existing thrift powers, but restricts the activities of new unitary thrift holding companies.

     At the adjournment of Congress in October 1998, the Senate had not voted on the legislation and the Act had been returned to the Senate Banking Committee for further review A bill similar to the Act was introduced for consideration by Congress when it reconvenes in 1999. At this time, it is unknown whether the Act will be enacted, or if enacted, what form the final version of such legislation might take.

REGULATION OF THE COMPANY

     Upon consummation of the Reorganization, the Company will be a savings and loan holding company within the meaning of Section 10 of the HOLA. As such, the Company will be required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, because the Bank's deposits are insured by the SAIF maintained by the FDIC, the Bank is subject to certain restrictions in dealing with the Company and with other persons affiliated with the Bank.

     One of the requirements for OTS approval of the Reorganization is that the Company will operate under the activities restrictions applicable to multiple savings and loan holding companies. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities specifically permissible by statute for multiple savings and loan holding companies and to activities of bank holding companies which the Federal Reserve Board has deemed permissible by regulation under Section 4(c)(8) of the Bank Holding Company Act, as amended the ("BHCA"), subject to prior approval of the OTS, and to other activities authorized by OTS regulation. In addition, under the terms of the Company's federal stock charter, the purpose of the Company is to pursue any or all of the lawful objectives of a federal mutual holding company.

     The Company is permitted to, among other things: (i) invest in the stock of a savings institution; (ii) acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company; (iii) merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution; (iv) acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions; (v) invest in a corporation the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices; (vi) furnish or perform management services for a savings institution subsidiary of such company; (vi) hold, manage, or liquidate assets owned or acquired from a savings institution subsidiary of such company; (viii) hold or manage properties used or occupied by a savings institution subsidiary of such company; and (ix) acting as a trustee under deed or trust.

     The HOLA prohibits a savings and loan holding company, such as the Company, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (or holding company thereof) or acquiring all or substantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987,
(iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

TAXATION

     General. It is expected that the Company and the Bank, together with the Bank's subsidiaries, will file a consolidated federal income tax return based on a fiscal year ending September 30. Consolidated returns have the effect of deferring gain or loss on intercompany transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

     Federal Income Taxation.   Thrift institutions are subject to the
provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank historically has elected to use the percentage method.

     Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Associations with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Associations with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

     The Bank's tax returns were last audited for the year ended September 30, 1994.

     Under provisions of the Revenue Reconciliation Act of 1993 ("RRA"), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period.
Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

     State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. In addition, Maryland imposes a franchise tax, at a rate of 0.013% of the total withdrawal value of the deposits that a savings and loan association holds in Maryland at December 31 each year.

     For additional information regarding taxation, see Note 14 of Notes to Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 1998.

                                                                      Book Value at                     Deposits at
                              Year      Owned or    Expiration Date    September 30,    Approximate     September 30,
                             Opened      Leased     (If Leased)  (1)       1998        Square Footage       1998
                            --------   ----------   ----------------   -------------   --------------   -------------
                                                                                                         (Deposits in
                                                                                                           thousands)
MAIN OFFICE:
 Perry Hall                    1955      Leased (2)                       $406,780            8,000         $96,985

BRANCH OFFICES:
 Bel Air                       1975      Leased       June 2000                 --            2,000          26,656
 Dundalk (3)                   1976      Leased       June 2001                 --            1,700          34,137
 York Road                     1977      Leased       September 1998            --            1,155          12,670
 Timonium                      1978      Leased       July 2003                 --            1,250          28,160
 Catonsville                   1981      Leased       February 2001             --            1,750          22,197

FUTURE SITES:
 Abingdon                      1999 (5)  Leased (2)                             --            1,800              --
 Forest Hilll                  1999 (5)  Leased (2)                             --            1,800              --
 Hickory                       2000 (5)  Leased (2)                             --            1,800              --

ADMINISTRATIVE OFFICE:
 4111 E. Joppa Road            1994      Owned                           1,311,811           18,000              --
 Warehouse (4)                 1998      Leased       June 1999                 --            1,800              --

_______________
(1)  All leases  have at least one five-year renewal option.
(2)  Building is owned, but land is leased.
(3) The Bank also is leasing a kiosk and drive-in ATM facility at this location.
(4)  Lease has one year renewal option.
(5)  Expected opening date

     The book value of the Bank's investment in premises and equipment totaled $3.0 million at September 30, 1998. See Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At September 30, 1998, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-1 through F-30 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," " -- Director Compensation," " -- Employment Agreements" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders thereof" in the Proxy Statement.

     (b) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Management" in the Proxy Statement.

     (c) Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
         ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statement of Financial Condition as of September 30, 1998 and 1997
          Consolidated Statements of Operations for the Years Ended September 30, 1998 and 1997
          Consolidated Statements of Retained Earnings for the Years Ended September 30, 1998 and 1997
          Consolidated Statements of Cash Flows for the Years Ended September 30, 1998 and 1997
          Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

        No.                         Description
        ---   -------------------------------------------------------
 *      3.1   Charter of BCSB Bankcorp, Inc.
 *      3.2   Bylaws of BCSB Bankcorp, Inc.
 **     4     Form of Common Stock Certificate of BCSB Bankcorp, Inc.
 *     10.1   BCSB Bankcorp, Inc. 1998 Stock Option and Incentive Plan
 *     10.2   BCSB Bankcorp, Inc. Management Recognition Plan and
              Trust Agreement
 *     10.3   Amended and Restated Form of Change-in-Control Severance
              Agreements between Baltimore County Savings Bank, F.S.B. and
              Michael J. Dietz, Gary C. Loraditch and William M. Loughran
 *     10.4   Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan
 *     10.5   Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan

       13     1998 Annual Report to Stockholders
       21     Subsidiaries of the Registrant
       23     Consent of Anderson Associates, LLP
       27     Financial Data Schedule

------------------
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 333-44831).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-24589).

          (b) REPORTS ON FORM 8-K.  During the last quarter of this report, the
              -------------------
Registrant filed one Current Report on Form 8-K. In that Current Report on Form 8-K, dated June 12, 1998, the Company reported under Item 5 that it had reached agreements to open three additional branch offices in Abington, Forest Hill and Hickory in Harford County, Maryland. In addition, the Bank announced the closure of its 6368 York Road office, which will be consolidated into an expanded facility in Timonium, Maryland.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BCSB BANKCORP, INC.

December 28, 1998
                                        By: /s/ Michael J. Dietz
                                           ---------------------------
                                           Michael J. Dietz
                                           President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael J. Dietz                                  December 28, 1998
-----------------------------------------------
Michael J. Dietz
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gary C. Loraditch                                 December 28, 1998
-----------------------------------------------
Gary C. Loraditch
Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl                                     December 28, 1998
-----------------------------------------------
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox                                     December 28, 1998
-----------------------------------------------
H. Adrian Cox
Vice Chairman of the Board

                                                      December 28, 1998
-----------------------------------------------
Frank W. Dunton
Director

/s/ William M. Loughran                               December 28, 1998
-----------------------------------------------
William M. Loughran
Vice President and Director

                                                      December 28, 1998
-----------------------------------------------
Martin F. Meyers
Director

                                                      December 28, 1998
-----------------------------------------------
John J. Panzer, Jr.
Director

                                                      December 28, 1998
-----------------------------------------------
P. Louis Rohe, Jr.
Director