Form 10KSB40/A
period 1998-09-30
BCSB BANKCORP INC
filed 1999-01-06
CIK 1052101

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                 FORM 10-KSB/A
                                Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                        BCSB BANKCORP, INC.

December 30, 1998

                                        By: /s/ Gary C. Loraditch
                                           ----------------------
                                           Gary C. Loraditch
                                           Vice President