Form 10QSB
period 1998-12-31
BCSB BANKCORP INC
filed 1999-02-12
CIK 1052101

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

     As of February 9, 1999, the issuer had 6,116,562 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):
Yes     No X
   ---    ---

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of December 31, 1998 (unaudited) and
            September 30, 1998 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Three Months Ended December 31, 1998
            and 1997 (unaudited) . . . . . . . . . . . . . . .3

        Consolidated Statements of Cash Flows for the
            Three Months Ended December 31, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . . . . . 4

        Notes to Consolidated Financial Statements. . . . . . 7

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .13

Item 2.  Changes in Securities and Use of Proceeds. . . . . .13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .13

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .13

Item 5.  Other Information. . . . . . . . . . . . . . . . . .13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .15

            BCSB BANKCORP, INC. AND SUBSIDIARIES
            ------------------------------------
                  Baltimore, Maryland

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------

                                               DECEMBER 31,   SEPTEMBER 30,
                                                  1998            1998
                                               ----------     ------------
                                              (Unaudited)
                  Assets
                  ------
Cash                                           $  4,304,929    $  3,572,309
Interest bearing deposits in other banks         12,974,680      20,299,970
Federal funds sold                               29,305,982       9,134,202
Investment securities, held to maturity          13,364,742      12,610,823
Loans receivable, net                           184,389,986     181,969,226
Mortgage backed securities, held to maturity     29,872,172      34,197,844
Foreclosed real estate, net                         182,749         370,690
Investment in real estate development and
  loans to joint venture                              5,900           8,195
Premises and equipment, net                       3,048,593       2,988,558
Federal Home Loan Bank of Atlanta stock           1,511,900       1,511,900
Accrued interest receivable  - loans                595,242         725,065
                             - investments          161,716         528,231
                             - mortgage backed
                                 securities         175,534         196,136
Prepaid income taxes                                 28,125         175,870
Intangible assets acquired, net                      17,819          24,497
Other assets                                        709,986         526,733
                                               ------------    ------------
Total assets                                   $280,650,055    $268,840,249
                                               ============    ============

        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities
  Deposits                                     $231,076,870    $220,804,724
  Advance payments by borrowers for taxes
    and insurance                                 1,675,164         850,397
  Income taxes payable                               57,153          60,792
  Deferred income taxes                             112,417         143,929
  Payables to disbursing agents                     120,053         249,430
  Other liabilities                               2,162,855       1,587,929
                                               ------------    ------------
Total liabilities                               235,204,512     223,697,201

Commitments and contingencies

Stockholders' Equity
  Common stock (Par value $.01 - 13,500,000
      authorized, 6,116,562 shares issued
      and outstanding)                               61,166          61,166
  Additional paid-in capital                     22,645,088      22,645,088
  Retained earnings (substantially restricted)   25,466,073      25,221,308
                                               ------------    ------------
                                                 48,172,327      47,927,562
  Employee Stock Ownership Plan                  (1,829,280)     (1,829,280)
  Stock held by Rabbi Trust                        (897,504)       (955,234)
                                               ------------    ------------
                                                 45,445,543      45,143,048
                                               ------------    ------------
Total liabilities and retained earnings        $280,650,055    $268,840,249
                                               ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                 BCSB BANKCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
                          Baltimore, Maryland

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

                                              FOR THREE MONTHS ENDED
                                                    DECEMBER 31,
                                              ----------------------
                                               1998            1997
                                              ------          ------
                                                    (Unaudited)
Interest and fees on loans                    $3,571,122     $3,328,159
Interest on mortgage backed securities           511,043        596,712
Interest and dividends on investment
  securities                                     195,870        386,412
Other interest income                            500,423        330,135
                                              ----------     ----------
     Total interest income                     4,778,458      4,641,418
                                              ----------     ----------

Interest on deposits                           2,440,426      2,449,123
Interest on borrowings - short term                1,513          1,589
                                              ----------     ----------
Total interest expense                         2,441,939      2,450,712
                                              ----------     ----------
Net interest income                            2,336,519      2,190,706
Provision for losses on loans                    194,587         36,250
Net interest income after provision for
  losses on loans                              2,141,932      2,154,456

Other Income (Loss)
  Gain (loss) on sale of foreclosed
    real estate                                   42,078         (1,949)
  Servicing fee income                               145          3,891
  Fees and charges on loans                       38,290         43,975
  Fees on transaction accounts                    49,130         41,469
  Rental income                                   35,029         21,848
  Gain from real estate development and
    joint venture                                  6,038             --
  Miscellaneous income                            19,938         35,220
  Gain on sale of branch deposits                     --        339,000
                                              ----------     ----------
Net other income (loss)                          190,648        483,454

Non-Interest Expenses
  Salaries and related expense                 1,132,955        933,330
  Provision for losses on foreclosed
    real estate                                       --         13,236
  Occupancy expense                              172,914        117,615
  Deposit insurance premiums                      42,359         54,422
  Data processing expense                        103,188        101,064
  Property and equipment expense                 118,881         88,893
  Professional fees                               79,917         28,895
  Advertising                                    104,693         78,853
  Telephone, postage and office supplies          81,184         69,764
  Amortization of excess of cost over fair
    value of net assets acquired                   6,678          6,678
  Other expenses                                  84,354         61,473
                                              ----------     ----------
Total non-interest expenses                    1,927,123      1,554,223
                                              ----------     ----------
Income before tax provision                      405,457      1,083,687
Income tax provision                             160,692        426,375
                                              ----------     ----------
Net income                                    $  244,765     $  657,312
                                              ==========     ==========
Basic and diluted earnings per share          $     0.04
                                              ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                        Baltimore, Maryland

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              -------------------------------------

                                              FOR THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                               1998            1997
                                              ------          ------
Operating Activities
--------------------
   Net Income                                 $  244,765     $  657,312
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments            (123)       (29,743)
    Loans originated for sale                         --       (133,000)
    Proceeds from loans originated for sale           --        133,000
    Loan fees deferred                            14,711         39,336
    Amortization of deferred loan fees           (66,982)       (65,467)
    Provision for losses on loans                194,587         36,250
    Amortization of premium on mortgage
      backed securities                           10,359          7,944
    (Gain) loss on sale of foreclosed
      real estate                                (42,078)         1,949
    Provision for losses on foreclosed
      real estate                                     --         13,236
    Proceeds from joint venture                    8,883             --
    Gain from real estate development
      and joint venture                           (6,038)            --
    Provision for depreciation                    86,595         70,764
    Decrease in accrued interest receivable
      on loans                                   129,823         71,530
    Decrease in accrued interest receivable
      on investments                             366,515         74,996
    Decrease in accrued interest receivable
      on mortgage backed securities               20,602          2,368
    Decrease in prepaid income taxes             147,745        313,684
    Increase (decrease) in deferred income
      tax liabilities                            (31,512)        22,235
    Amortization of excess of cost over fair
      value of net assets acquired                 6,678          6,678
    Increase in other assets                    (183,253)       (97,510)
    Gain on sale of branch deposits                   --       (339,000)
    Increase (decrease) in accrued interest
      payable on deposits                         31,184        (48,244)
    Increase (decrease) in income taxes
      payable                                     (3,639)        90,456
    Decrease in other liabilities and
      payables to disbursing agents              503,279       (263,261)
                                              ----------     ----------
        Net cash provided by operating
          activities                           1,431,551        565,513

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             Baltimore, Maryland

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------

                                              FOR THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                               1998            1997
                                              ------          ------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing
      deposits                                $ 1,752,000    $    99,000
    Purchase of interest bearing deposits      (8,694,000)    (5,000,000)
    Purchases of investment securities -
      held to maturity                         (8,314,796)    (6,750,000)
    Proceeds from maturities of investment
      securities - held to maturity             7,561,000     17,010,041
    Longer term loans originated               (8,189,906)    (8,189,550)
    Principal collected on longer term loans    2,588,993      5,334,268
    Net decrease in short-term loans            3,037,837      1,853,463
    Principal collected on mortgage backed
      securities                                4,797,278      3,060,708
    Purchase of mortgage backed securities       (481,965)    (1,989,945)
    Proceeds from sales of foreclosed real
      estate                                      230,019          2,000
    Investment in premises and equipment         (146,630)        (5,003)
                                              -----------    -----------
        Net cash provided (used) by
          investing activities                 (5,860,170)     5,424,982

Cash Flows from Financing Activities
------------------------------------
    Proceeds from sale of branch deposits              --     (5,827,235)
    Net increase in demand deposits, money
      market, passbook accounts and advances
      by borrowers for taxes and insurance      4,151,135      2,222,161
    Net increase in certificates of deposit     6,914,594      2,328,867
                                              -----------    -----------
        Net cash provided (used) by
          financing activities                 11,065,729     (1,276,207)
                                              -----------    -----------
Increase in cash and cash equivalents           6,637,110      4,714,288
Cash and cash equivalents at beginning of
  period                                       31,074,481     12,136,626
                                              -----------    -----------
Cash and cash equivalents at end of period    $37,711,591    $16,850,914
                                              ===========    ===========

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             Baltimore, Maryland

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -------------------------------------

                                              FOR THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                               1998            1997
                                              ------          ------
The following is a summary of cash and
  cash equivalents:
    Cash                                      $ 4,304,929    $ 2,857,216
    Interest bearing deposits in other banks   12,974,680     20,158,923
    Federal funds sold                         29,305,982      5,816,775
                                              -----------    -----------
    Balance of cash items reflected on
     Statement of Financial Condition          46,585,591     28,832,914

        Less - certificate of deposit with a
          maturity of more than three months    8,874,000     11,982,000
                                              -----------    -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                   $37,711,591    $16,850,914
                                              ===========    ===========
Supplemental Disclosures of Cash Flows
  Information:
    Cash paid during the period for:

    Interest                                  $ 2,416,591    $ 2,497,367
                                              ===========    ===========
    Income taxes                              $    48,035    $        --
                                              ===========    ===========

Transfer from loans to real estate acquired
  through foreclosure                         $        --    $   132,360
                                              ===========    ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                 BCSB BANKCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
                          Baltimore, Maryland

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ------------------------------------------------------

Note 1 - Principal of Consolidation
         --------------------------

     BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. Baltimore County Service Corporation owns 100% of Route 543, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation and Route 543, Inc. have invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The Company did not own any shares of the Bank and had no assets, liabilities, equity or operations at December 31, 1997. Therefore financial statements presented in this Form 10-QSB, for the three month period ended December 31, 1997 include only the accounts and operations of the Bank. The results for the three months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Note 3 - Cash Flow Presentation
         ----------------------
     For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

     Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. Earnings per share data is not presented for the three month period ended December 31, 1997, since the Bank converted to the stock form in July 1998, and such information would not be meaningful. The basic and diluted weighted average shares outstanding for the three months ended December 31, 1998 is as follows:

         BCSB BANKCORP, INC. AND SUBSIDIARIES
         ------------------------------------
                  Baltimore, Maryland


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------

     Income available to
       shareholders                $244,765         5,938,811      $  .04

     Effect of dilutive shares           --                --          --
                                   --------         ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                 $244,765         5,938,811      $  .04
                                   ========         =========      ======

Note 5 - Retained Earnings
         -----------------

     The following table sets forth the Bank's capital position at December 31, 1998.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                            ------------------   --------------------       -----------------
                            Amount        %      Amount           %         Amount        %
                            ------      -----    ------         -----       ------      -----
Tangible (1)                $33,937,351 12.52%  $ 4,064,487     1.50%        N/A         N/A
Tier 1 capital (2)           33,937,351 22.42%          N/A      N/A       $ 9,083,733   6.00%
Core (Leverage) (1)          33,937,351 12.52%    8,128,974     3.00%       13,548,289   5.00%
Risk-weighted (2)            35,156,184 23.22%   12,111,644     8.00%       15,139,556  10.00%

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

General

     The Company was formed in June 1998 by the Bank to become the holding company of the Bank following the Reorganization. The Reorganization was consummated on July 8, 1998. All references to the Company prior to July 8, 1998, except where otherwise indicated, are to the Bank.

     The Company's net income is dependent primarily on its net interest income, which is the difference between interest income earned on its loan, investment securities and mortgage-backed securities portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company's net income also is affected by the level of other income, which primarily consists of fees and charges, and levels of non-interest expenses such as salaries and related expenses.

     The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies.
Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company's market area.

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

YEAR 2000 READINESS DISCLOSURE

     The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

     The Company's operations, like those of most financial institutions, are substantially dependent upon computer systems for lending and deposit activities. The Company is addressing the potential problems associated with the possibility that the computers which control its data processing activities, facilities and networks may not be programmed to read four-digit dates and, upon the arrival of the year 2000, may recognize the two-digit code "00" as the year 1900 rather than 2000. This could cause systems to fail to function or generate erroneous information.

     The Company has formed a Year 2000 Committee with senior representatives from every functional area of the Company. At the direction of the Board, this Committee is leading the efforts to ensure that the Company is ready for the Year 2000. The Board of Directors has approved the Company's five phase Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council.

     The first phase, awareness, was intended to provide on-going information to employees, directors and customers of the impact of the Year 2000 issue. The Company has conducted Year
2000 training for all directors and employees.

     The second phase, assessment, required the review of all systems that are believed to be potential risks in order to minimize any Year 2000 operating difficulties. This review included all major computer and non-computer based systems, such as vaults, security systems and telephone systems. This phase is complete.

     The third phase, renovation and/or replacement, includes obtaining vendor certification and/or the necessary upgrades and enhancements to ensure that existing systems are Year 2000 compliant. The Company is continuing to follow up with third party vendors as necessary. At this time the Company believes that all mission critical systems are compliant.

     The fourth phase, testing, is currently underway. The hardware has been successfully tested, and the Company has begun testing the software. The Company has received representations from mission critical third party vendors that they are Year 2000 compliant. All testing is expected to be completed by March 31, 1999.

     The last phase, implementation, has commenced and is expected to be completed in the third quarter of calendar year 1999. The Company has developed contingency plans for processes that are not yet Year 2000 compliant. This plan is updated as test results are obtained. The contingency plan sets forth the procedures that would allow the Company to conduct operations in the event of one or more system failures, should such a failure occur notwithstanding prior assurance from third party vendors.

     The Company estimates that the total future cost of Year 2000 compliance, excluding internal staffing costs, will not exceed $75,000. The Company believes that its policies, plans and actions are in compliance with regulatory guidelines and milestone dates.

     The Bank's customers may also experience Year 2000 problems, which could adversely affect their ability to comply with their obligations to the Bank. Management does not believe that the failure of any single customer to be Year 2000 compliant would materially adversely affect the Company's financial conditions or results of operations.

     The Company believes that the potential effects on internal operations from Year 2000 issues can and will be addressed prior to the Year 2000. However, as unforeseen circumstances arise, the Year 2000 issue could disrupt the Company's normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the inability to systematically process, in some combination, various types of customer transactions. This could affect the Company's ability to accept deposits or process withdrawals, originate new loans or accept loan payments in the automated manner currently utilized. Depending upon how long this scenario lasted, this could have a material adverse effect on the Company's operations. The contingency plan addresses alternative methods to enable the Company to continue to offer basic services to the Company's customers. The costs of the Year 2000 project and the benchmark dates are based on management's best estimates, which are based on a number of assumptions including future events. The Company cannot guarantee that these estimates will be achieved at the cost disclosed or within the time frames indicated.

RECENT DEVELOPMENTS

     On February 5, 1999, the Bank announced an expansion in the Bank's branch network. An agreement has been reached to open a new office at the White Marsh Town Center. It will be located on Campbell Boulevard in Nottingham Square in front of the new Lowe's Home Improvement Center currently under construction. It will be a full service facility, including an ATM and drive-up lanes. The additional office will help the bank further develop its lending operations and provide full service banking to new
market areas.   The expenses associated with establishing the
branch offices will reduce the Bank's net income in the short term.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND
SEPTEMBER 30, 1998

     During the three months ended December 31, 1998, the
Bank's assets increased by $11.8 million, or 4.4%, from $268.8 million at September 30, 1998 to $280.6 million at December 31, 1998. Most of the increase in assets was attributable to an increase in cash, interest-bearing deposits in other banks and federal funds sold, which increased by $13.6 million, or 41.1%, from $33.0 million at September 30, 1998 to $46.6 million at
December 31, 1998.   This increase in short-term investments was
due to the low interest rates available on longer term investments and increased payoffs for refinanced loans.
The Bank's investment securities increased by $754,000, or 6.0% from $12.6 million at September 30, 1998 to $13.4 million at December 31, 1998. Loans receivable, net increased by $2.4 million, or 1.3%, from $182.0 million at September 30, 1998 to $184.4 million at December 31, 1998. The increase in the Bank's loan portfolio was due primarily to increased originations of home equity loans as a result of increased loan demand. The Bank's deposits increased by $10.3 million, or 4.7%, from $220.8 million at September 30, 1998 to $231.1 million at December 31, 1998. The increase in deposits was due to competitive interest rates being offered by the Bank, the usual increase of deposits during the holiday season, and the volatile nature of the stock market.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Net Income. Net income decreased by $412,000 from $657,000 for the three months ended December 31, 1997 to $245,000 for the three months ended December 31, 1998. The decrease in net income was primarily attributable to a $339,000 gain on sale of branch deposits reported during the three months ended December 31, 1997. The Bank recorded $195,000 for provisions for loan losses for the three months ended December 31, 1998 as compared to $36,000 in provisions for loan losses for the three months ended December 31, 1997.

     Net Interest Income. Net interest income was $2.3 million for the three months ended December 31, 1998, compared to $2.2 million for the three months ended December 31, 1997, representing an increase of $146,000, or 6.7%. The increases in net interest income were the result of an increase in the interest earned on assets and the decrease in interest on deposits.

     Interest Income. Interest income increased by $137,000, or 3.0%, from $4.6 million for the three months ended December 31, 1997 to $4.8 million for the three months ended December 31, 1998. This increase was due primarily to an increase in the volume of loans issued.

     Interest Expense. Interest expense, which consists almost entirely of interest on deposits, was $2.5 million for the three months ended December 31, 1997 and $2.4 million for the three months ended December 31, 1998. This decrease was due primarily to a decrease in interest expense on deposits.

     Provision for Loan Losses. The Bank established provisions for loan losses of $195,000 for the three months ended December 31, 1998 and $36,000 for the three months ended December 31, 1997, representing an increase of $159,000, or 441.7%. In establishing such provisions, management considered the level of the Bank's non-performing loans, which were $1.0 million and $1.5 million at December 31, 1998 and 1997, respectively, and the levels of the Bank's net charge-offs, which totaled $10,000 and $31,000 during the three months ended December 31, 1998 and 1997. In November 1998, a builder who had ten loans with the Bank totaling $700,000, declared bankruptcy. The Bank foreclosed on November 9, 1998, which resulted in an anticipated loss of $50,000, requiring the Bank to increase its provision for loan losses.

     Other Income. Other income decreased by $292,000, or 60.5% from $483,000 for the three months ended December 31, 1997 to $191,000 for the three months ended December 31, 1998. The decrease in other income for the three months ended December 31, 1998 was attributable to a $339,000 gain on sale of branch deposits, as the Bank sold the deposits of its Severna Park branch in October 1997. In connection with such sale, the Bank sold deposits totaling $6.2 million and recognized a gain of $339,000 representing a premium paid by the buyer on the deposits sold. During the three months ended December 31, 1998, the Company recorded a $42,000 gain on the sale of foreclosed real estate, as compared to a $2,000 loss during the three months ended December 31, 1997.

     Non-interest Expenses. Total non-interest expenses increased by $373,000 or 24.0% from $1.6 million for the three months ended December 31, 1997 to $1.9 million for the three months ended December 31, 1998. The increase in non-interest expenses was due primarily to an increase in salaries and related expense, occupancy expense, professional fees and advertising. The Bank's salaries and related expenses increased by $200,000, or 21.4%, due primarily to payments made in connection with the retirement of the Bank's former president. Occupancy expense increased by $55,000, or 46.6%, due to the expenses associated with the establishment of new offices.

     Income Taxes. The Bank's income tax expense was $161,000 and $426,000 for the three months ended December 31, 1997 and 1998, respectively. The Bank's effective tax rates were 39.3% and 39.6% for the three months ended December 31, 1997 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Bank exceeded all regulatory minimum capital requirements. For information reconciling the Bank's retained earnings as reported in its financial statements at December 31, 1998 to its tangible, core and risk-based capital levels and compares such totals to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

     The Company's primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

     The primary investing activity of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 1998 and 1997, the Bank had $8.2 million and $8.2 million, respectively, of loan originations. During the three months ended December 31, 1998 and 1997, the Company purchased investment securities in the amounts of $8.3 million and $6.8 million, respectively, and mortgage-backed securities in the amounts of $482,000 and $2.0 million, respectively. The purchase of interest bearing deposits increased from $5.0 million at December 31, 1998 to $8.7 million at December 31, 1998. Other investing activities include originations of loans and purchases of mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of December was approximately 30.0%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1998, cash, interest-bearing deposits in other banks and federal funds sold totaled $4.3 million, $13.0 million and $29.3 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than three months at December 31, 1998 totaled $50.8 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank's exposure to credit loss from nonperformance by the other party.

     The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 1998, the Bank had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $1.9 million, $9.0 million and $5.0 million, respectively.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

     None.

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Form 8-K

          A Form 8-K was filed on October 29, 1998 reporting under Item 5 an announcement of the retirement of Michael J. Dietz as President of the Company and the Bank effective January 1, 1999.

          A Form 8-K was filed on November 25, 1998 reporting under Item 5 an announcement that Gary C. Loraditch will succeed Michael J. Dietz as President of the Company and the Bank effective January 1, 1999.

                      SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANKCORP, INC.



Date:  February 11, 1999           /s/ Gary C. Loraditch
                                   ------------------------
                                   Gary C. Loraditch
                                   President
                                   (Principal Executive
                                   Officer)



Date:  February 11, 1999          /s/ Bonnie M. Klein
                                   ------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)