Form 10QSB
period 1999-03-31
BCSB BANKCORP INC
filed 1999-05-17
CIK 1052101

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[ ]  Transition Report under Section 13 or 15(d) of the
     Exchange Act

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

                    (410) 256-5000
    -----------------------------------------------
    (Issuer's Telephone Number, Including Area Code)


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

     As of May 14, 1999, the issuer had 6,116,562 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):
Yes     No X
   ---    ---

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of March 31, 1999(unaudited) and
            September 30, 1998 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Six Months and Three Months Ended March 31,
            1999 and 1998 (unaudited). . . . . . . . . . . . .3

        Consolidated Statements of Cash Flows for the
            Six Months Ended March 31, 1999 and 1998
            (unaudited) . . . . . . . . . . . . . . . . . . . 4

        Notes to Consolidated Financial Statements. . . . . . 7

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .16

Item 2.  Changes in Securities and Use of Proceeds. . . . . .16

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .16

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .16

Item 5.  Other Information. . . . . . . . . . . . . . . . . .16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .17


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .18

            BCSB BANKCORP, INC. AND SUBSIDIARIES
            ------------------------------------
                  BALTIMORE, MARYLAND

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------

                                                MARCH 31,   SEPTEMBER 30,
                                                  1999            1998
                                               ----------     ------------
                                              (Unaudited)
                  Assets
                  ------
Cash                                           $  2,789,304    $  3,572,309
Interest bearing deposits in other banks         17,476,517      20,299,970
Federal funds sold                                8,813,645       9,134,202
Investment securities, held to maturity          28,236,538      12,610,823
Loans receivable, net                           190,953,395     181,969,226
Mortgage backed securities, held to maturity     26,032,256      34,197,844
Foreclosed real estate, net                         292,910         370,690
Investment in real estate development and
  loans to joint venture                              5,972           8,195
Premises and equipment, net                       3,256,036       2,988,558
Federal Home Loan Bank of Atlanta stock           1,650,300       1,511,900
Accrued interest receivable  - loans                672,050         725,065
                             - investments          482,577         528,231
                             - mortgage backed
                                 securities         154,245         196,136
Prepaid income taxes                                239,388         175,870
Intangible assets acquired, net                       8,915          24,497
Other assets                                        781,631         526,733
                                               ------------    ------------
Total assets                                   $281,845,679    $268,840,249
                                               ============    ============

      Liabilities and Stockholders' Equity
      ------------------------------------

Liabilities
-----------
  Deposits                                     $231,043,131    $220,804,724
  Advance payments by borrowers for taxes
    and insurance                                 2,492,238         850,397
  Income taxes payable                               59,477          60,792
  Deferred income taxes                              71,282         143,929
  Payables to disbursing agents                     230,994         249,430
  Dividends payable                                 295,201              --
  Other liabilities                               1,876,760       1,587,929
                                               ------------    ------------
Total liabilities                               236,069,083     223,697,201

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000
    authorized, 6,116,562 shares issued
    and outstanding)                                 61,166          61,166
  Additional paid-in capital                     22,694,846      22,645,088
  Retained earnings (substantially restricted)   25,518,708      25,221,308
                                               ------------    ------------
                                                 48,274,720      47,927,562
  Employee Stock Ownership Plan                  (1,600,620)     (1,829,280)
  Stock held by Rabbi Trust                        (897,504)       (955,234)
                                               ------------    ------------
                                                 45,776,596      45,143,048
                                               ------------    ------------
Total liabilities and retained earnings        $281,845,679    $268,840,249
                                               ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                 BCSB BANKCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
                          BALTIMORE, MARYLAND

          CONSOLIDATED STATEMENTS OF OPERATIONS (OPERATIONS)
          -------------------------------------------------

                                                FOR SIX MONTHS ENDED    FOR THREE MONTHS ENDED
                                                       MARCH  31,             MARCH 31,
                                                --------------------    ----------------------
                                                  1999        1998        1999          1998
                                                -------     --------    --------      --------
Interest Income
---------------
  Interest and fees on loans                    $7,153,165   $6,606,209  $3,582,043   $3,278,050
  Interest on mortgage backed securities           950,861    1,170,762     439,818      574,050
  Interest and dividends on investment
     securities                                    565,386      742,402     369,516      355,990
  Other interest income                            894,142      691,597     393,719      361,462
                                                ----------   ----------  ----------   ----------
Total interest income                            9,563,554    9,210,970   4,785,096    4,569,552

Interest Expense
----------------
  Interest on deposits                           4,854,149    4,884,412   2,413,723    2,435,289
  Interest on borrowings - short term                3,539        4,065       2,026        2,476
                                                ----------   ----------  ----------   ----------
Total interest expense                           4,857,688    4,888,477   2,415,749    2,437,765
                                                ----------   ----------  ----------   ----------

  Net interest income                            4,705,866    4,322,493   2,369,347    2,131,787
  Provision (reduction of provision) for
    losses on loans                                232,361      (39,274)     37,774      (75,524)
                                                ----------   ----------  ----------   ----------
  Net interest income after provision
    (reduction of provision) for losses
    on loans                                     4,473,505    4,361,767   2,331,573    2,207,311

Other Income (Loss)
-------------------
  Gain (loss) on sale of foreclosed real estate      1,007      (17,111)    (41,071)     (15,162)
  Servicing fee income                                 281        5,852         136        1,961
  Fees and charges on loans                         77,591      101,544      39,301       57,569
  Fees on transaction accounts                      89,292       78,642      40,162       37,173
  Rental income                                     63,860       62,655      28,831       40,807
  Gain from real estate development and joint
    venture                                          6,038           --          --           --
  Gain on sale of branch deposits                       --      339,000          --           --
  Miscellaneous income                              33,341       55,016      13,403       19,796
                                                ----------   ----------  ----------   ----------
Net other income (loss)                            271,410      625,598      80,762      142,144

Non-Interest Expenses
---------------------
  Salaries and related expense                   2,159,087    1,627,761   1,026,132      694,431
  Provision for losses on foreclosed
    real estate                                         --           --          --      (13,236)
  Occupancy expense                                340,685      242,859     167,771      125,244
  Deposit insurance premiums                        68,943      107,132      26,584       52,710
  Data processing expense                          264,849      216,408     161,661      115,344
  Property and equipment expense                   248,283      178,182     129,402       89,289
  Professional fees                                112,829       59,882      32,912       30,987
  Advertising                                      200,916      138,580      96,223       59,727
  Telephone, postage and office supplies           166,753      153,446      85,569       83,682
  Amortization of excess of cost over
    fair value of net assets acquired               13,356       13,379       6,678        6,701
  Other expenses                                   194,213      160,965     109,859       99,492
                                                ----------   ----------  ----------   ----------
Total non-interest expenses                      3,769,914    2,898,594   1,842,791    1,344,371
                                                ----------   ----------  ----------   ----------

Income before tax provision                        975,001    2,088,771     569,544    1,005,084
Income tax provision                               382,400      825,042     221,708      398,668
                                                ----------   ----------  ----------   ----------
Net income                                      $  592,601   $1,263,729  $  347,836   $  606,416
                                                ==========   ==========  ==========   ==========

Basic and diluted earnings per share            $     0.10               $     0.06
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

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                        BALTIMORE, MARYLAND

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------

                                              FOR SIX MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------
                                               1999            1998
                                              ------          ------
Operating Activities
--------------------
   Net Income                                 $ 592,778       $1,263,729
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments          2,104           30,467
    Loans originated for sale                        --         (133,000)
    Proceeds from loans originated for sale          --          133,000
    Loan fees (costs) deferred, net              (2,235)          54,341
    Amortization of deferred loan fees
     (costs), net                              (137,608)       (170,190)
    Provision (reduction of provision) for
     losses on loans                            232,361         (39,274)
    Non-cash compensation under Stock-Based
     Benefit Plans                               66,745              --
    Amortization of premium on mortgage
     backed securities                           20,880          14,851
    (Gain) loss on sale of foreclosed real
     estate                                     (1,007)          17,111
    Gain from real estate development and
     joint venture                              (6,038)              --
    Provision for depreciation                 180,458          140,011
    Decrease in accrued interest receivable
     on loans                                   53,015           64,358
    Decrease in accrued interest receivable
     on investments                             45,654           49,629
    Decrease in accrued interest receivable
     on mortgage backed securities              41,891           14,458
    Increase (decrease) in prepaid income
     taxes                                     (63,518)         313,684
    Increase (decrease) in deferred income
     tax liabilities                           (72,647)          67,758
    Amortization of excess of cost over fair
     value of net assets acquired               13,356           13,379
    Increase in other assets                  (252,672)        (343,816)
    Gain on sale of branch deposits                 --         (339,000)
    Decrease in accrued interest payable
     on deposits                               (49,817)        (107,451)
    Increase (decrease) in income taxes
     payable                                    (1,315)          13,601
    Increase (decrease) in other liabilities
     and payables to disbursing agents         270,395         (452,590)
                                             ---------        ---------
        Net cash provided by operating
          activities                           932,780          605,056

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             BALTIMORE, MARYLAND

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------

                                              FOR SIX MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------
                                               1999            1998
                                              ------          ------
Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing interest bearing
    deposits                                  $   2,252,000   $  1,091,000
  Purchase of interest bearing deposits         (10,444,000)    (5,000,000)
  Purchases of investment securities - held
    to maturity                                 (25,053,819)   (13,500,000)
  Proceeds from maturities of investment
    securities - held to maturity                 9,426,000     26,542,824
  Longer term loans originated                  (20,290,340)   (16,744,333)
  Principal collected on longer term loans       15,819,806     12,264,496
  Net (increase) decrease in short-term loans    (4,783,360)     2,852,416
  Principal collected on mortgage backed
    securities                                    8,626,673      5,429,611
  Purchase of mortgage backed securities           (481,965)    (4,866,615)
  Proceeds from sales of foreclosed real estate     230,019          2,000
  Net investment and loans to joint venture              --          5,362
  Proceeds from joint venture                         8,261             --
  Investment in premises and equipment             (447,936)       (37,015)
  Purchase of Federal Home Loan Bank of Atlanta
    stock                                          (138,400)       (78,700)
                                               ------------   ------------
        Net cash provided (used) by investing
          activities                            (25,277,061)     7,961,046

Cash Flows from Financing Activities
------------------------------------
  Proceeds from sale of branch deposits                  --     (5,827,235)
  Net increase in demand deposits, money
    market, passbook accounts and advances
    by borrowers for taxes and insurance          5,047,322      5,545,458
  Net increase in certificates of deposit         6,882,743      2,398,332
  Dividends declared on stock                       295,201             --
                                               ------------   ------------
        Net cash provided by financing
          activities                             12,225,266      2,116,555
                                               ------------   ------------

Increase (decrease) in cash and cash
  equivalents                                   (12,119,015)    10,682,657
Cash and cash equivalents at beginning
  of period                                      31,074,481     12,136,626
                                               ------------   ------------
Cash and cash equivalents at end of period     $ 18,955,466   $ 22,819,283
                                               ============   ============

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             BALTIMORE, MARYLAND

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------

                                              FOR SIX MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
                                               1999            1998
                                              ------          ------
The following is a summary of cash and
  cash equivalents:
    Cash                                       $  2,789,304  $  3,950,017
    Interest bearing deposits in other banks     17,476,517    21,200,882
    Federal funds sold                            8,813,645     8,658,384
                                               ------------  ------------
    Balance of cash items reflected on
      Statement of Financial Condition           29,079,466    33,809,283

        Less - certificate of deposit with
          a maturity of more than three months  (10,124,000)  (10,990,000)
                                               ------------  ------------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                    $ 18,955,466  $ 22,819,283
                                               ============  ============

Supplemental Disclosures of Cash Flows
  Information:
    Cash paid during the period for:

    Interest                                   $  4,988,332  $  4,991,863
                                               ============  ============
    Income taxes                               $    486,435  $    430,000
                                               ============  ============
Transfer from loans to real estate
  acquired through foreclosure                 $    151,232  $    132,359
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

                 BCSB BANKCORP, INC. AND SUBSIDIARIES
                 ------------------------------------
                          BALTIMORE, MARYLAND

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ------------------------------------------------------

Note 1 - Principal of Consolidation
         --------------------------
         BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate.
         These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and six months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Note 3 - Cash Flow Presentation
         ----------------------

         For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

         Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. Earnings per share data is not presented for the three month and six month periods ended March 31, 1998, since the Bank converted to the stock form in July 1998, and such information would not be meaningful. The basic and diluted weighted average shares outstanding for the three months and six months ended March 31, 1999 is as follows:

         BCSB BANKCORP, INC. AND SUBSIDIARIES
         ------------------------------------
                  BALTIMORE, MARYLAND

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 4 -  Earnings Per Share (Continued)
          ------------------

                                    For the Six Months Ended March 31, 1999
                                   -----------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------

     Income available to
       shareholders                $592,601         5,862,272      $ 0.10

     Effect of dilutive shares           --            88,859          --
                                   --------         ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                 $592,601         5,951,131      $ 0.10
                                   ========         =========      ======
                                    For the Three Months Ended March 31, 1999
                                   -----------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------

     Income available to
       shareholders                $347,836         5,864,592      $ 0.06

     Effect of dilutive shares           --            88,859          --
                                   --------         ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                 $347,836         5,953,451      $ 0.06
                                   ========         =========      ======

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at March 31, 1999.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                            ------------------   --------------------       ------------------
                                        % of                    % of                    % of
                            Amount      Assets   Amount         Assets      Amount      Assets
                            ------      ------   ------         ------      ------      ------
Tangible (1)                $33,554,472 12.30%  $ 4,092,357     1.50%        N/A         N/A
Tier 1 capital (2)           33,554,472 21.30%          N/A      N/A       $ 9,452,955   6.00%
Core (1)                     33,554,472 12.30%    8,184,714     3.00%       13,641,191   5.00%
Risk-weighted (2)            34,792,551 22.08%   12,603,940     8.00%       15,754,925  10.00%

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

     The Company was formed in June 1998 by the Bank to become the holding company of the Bank following the Bank's reorganization to the mutual holding company form of organization (the "Reorganization"). The Reorganization was consummated on July 8, 1998. All references to the Company prior to July 8, 1998, except where otherwise indicated, are to the Bank.

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

     The fourth phase, testing, is currently underway. The hardware has been successfully tested, and the Company has begun testing the software. The Company has received representations from mission critical third party vendors that they are Year 2000 compliant. All mission critical testing has been completed.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND
SEPTEMBER 30, 1998

     During the six months ended March 31, 1999, the Company's assets increased by $13.0 million, or 4.8%, from $268.8 million at September 30, 1998 to $281.8 million at March 31, 1999. The Company has sought to increase loans in order to take advantage of the higher yields on loans compared to investment securities and mortgage-backed securities. Accordingly, the Company used the proceeds from maturing mortgage-backed securities to fund loan originations. Loans receivable, net increased by $9.0 million, or 4.9%, from $182.0 million at September 30, 1998 to $191.0 million at March 31, 1999. The Company's mortgage-backed securities decreased by $8.2 million, or 24.0%, from $34.2 million at September 30, 1998 to $26.0 million at March 31, 1999. The Company's investment securities increased by $15.6 million, or 123.9%, from $12.6 million at September 30, 1998 to $28.2 million at March 31, 1999 as the Company invested the net proceeds from its initial public offering. The Company's deposits increased by $10.2 million, or 4.6%, from $220.8 million at September 30, 1998 to $231.0 million at March 31, 1999. The increase in deposits was achieved through increased advertising and promotion activities.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 1999 AND 1998

     Net Income. Net income decreased by $671,000, or 53.0%, from $1.3 million for the six months ended March 31, 1998 to $593,000 for the six months ended March 31, 1999. The decrease in net income was primarily attributable to increased non-interest expense, increased provisions for losses on loans and decreased other income, which more than offset an increase in net interest income.

     Net Interest Income. Net interest income was $4.7 million for the six months ended March 31, 1999, compared to $4.3 million for the six months ended March 31, 1998, representing an
increase of $383,000, or 8.9%.   The increase was primarily due
to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 108.12% for the six months ended March 31, 1998 to 116.74% for the six months ended March 31, 1999 as a result of the Company's receipt of $22.3 million in net proceeds from its initial public offering completed on July 8, 1998. This increase more than offset the decrease in the interest rate spread from 3.24% for the six months ended March 31, 1998 to 2.89% for the six months ended March 31, 1999. This decrease in the interest rate spread reflects a decrease in the yield on interest-earning assets as the net proceeds from the initial public offering were invested in lower yielding assets such as interest-earnings deposits and short-term investments.

     Interest Income. Interest income increased by $353,000, or 3.8%, from $9.2 million for the six months ended March 31, 1998 to $9.6 million for the six months ended March 31, 1999. This increase was due primarily to a $547,000, or 8.3%, increase in interest and fees on loans from $6.6 million for the six months ended March 31, 1998 to $7.2 million for the six months ended March 31, 1999. The increase in interest and fees on loans was primarily due to a $26.3 million increase in the average balance of loans receivable. Additionally, interest on other interest-earning assets, which consist of interest-bearing deposits in banks and Federal Funds sold, increased by $203,000, or 29.3%, from $692,000 for the six months ended March 31, 1998 to $894,000 for the six months ended March 31, 1999. Such increase reflected the investment of a portion of the proceeds from the Company's initial public offering into interest-bearing deposits and Federal Funds sold. These increases more than offset decreases in interest on mortgage-backed securities and interest and dividends on investment securities. Interest on mortgage-backed securities decreased by $220,000, or 18.8%, from $1.2 million for the six months ended March 31, 1998 to $951,000 for the six months ended March 31, 1999. This decrease was primarily due to a $6.1 million decrease in the average balance of mortgage-backed securities. Interest and dividends on investment securities decreased $177,000, or 23.8%, from $742,000 for the six months ended March 31, 1998 to $565,000 for the six months ended March 31, 1999. This decrease was primarily due to a 137 basis point decrease in the average yield on investment securities, as a significant portion of the maturing investment securities carried relatively higher yields.

     Interest Expense.  Interest expense, which consists almost entirely of interest on deposits, was $4.9 million for the six months ended March 31, 1998 and the six months ended March 31,
1999.   During the six months ended March

31, 1999, an increase in the average volume of deposits was offset by a 15 basis point decrease in the average cost of deposits.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed using month-end balances.

     The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which banks have traditionally used as an indicator of profitability. Another indicator of an institution's net interest income is its "net interest margin," which is its net interest income divided by the average balance of interest-earning assets.

                                                                SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans . . . . . . . . . . . . .         $186,016   $7,154    7.69%             $159,686     $6,606     8.27%
   Mortgage-backed securities. . . . . .     29,341      951    6.48                35,446      1,171     6.43
   Investment securities and FHLB
      stock. . . . . . . . . . . . . . .     19,188      565    5.89                20,441        742     7.26
   Interest-bearing deposits in other
      bank and Federal Funds sold  . . .     34,851      894    5.13                25,784        692     5.37
                                           --------   ------                      --------     ------
       Total interest-earning assets . .    269,396    9,564    7.10               242,357      9,211     7.60
Noninterest-earning assets . . . . . . .      9,799                                  9,440
                                           --------                               --------
       Total assets. . . . . . . . . . .   $279,195                               $251,797
                                           ========                               ========
Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . .   $228,997    4,854    4.24              $222,601      4,884     4.39
   Borrowings-short term . . . . . . . .      1,776        4    0.45                 1,560          4     0.51
                                           --------   ------                      --------     ------
Total interest-bearing liabilities . . .    230,773    4,858    4.21               224,181      4,888     4.38
                                                      ------  ------                           ------   ------
Noninterest-bearing liabilities. . . . .      2,938                                  3,137
                                           --------                               --------
       Total liabilities . . . . . . . .    233,711                                227,298
Stockholders' equity . . . . . . . . . .     45,484                                 24,499
                                           --------                               --------
       Total liabilities and stockholders'
            equity . . . . . . . . . . .   $279,195                               $251,797
                                           ========                               ========

Net interest income. . . . . . . . . . .              $4,706                                   $4,323
                                                      ======                                   ======
Interest rate spread . . . . . . . . . .                        2.89%                                     3.24%
                                                              ======                                    ======
Net interest margin. . . . . . . .                              3.49%                                     3.57%
                                                              ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities . . . .                      116.74%                                   108.12%
                                                              ======                                    ======

     Provision for Loan Losses. The Company established provisions for loan losses of $232,000 for the six months ended March 31, 1999 as compared to a $39,000 reduction of provisions for loan losses for the six months ended March 31, 1998, representing an increase of $271,000. In establishing such provisions, management considered the increased size of the loan portfolio, as well as an analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, which entail higher credit risks than residential mortgage loans. In November 1998, a builder who had ten loans with the Company totaling $700,000 declared bankruptcy. The Bank foreclosed on November 9, 1998, which resulted in an anticipated loss of $50,000, requiring the Company to increase its provision for loan losses.

     Other Income. Other income decreased by $355,000, or 56.6%, from $626,000 for the six months ended March 31, 1998 to $271,000 for the six months ended March 31, 1999. The decrease in other income for the six months ended March 31, 1999 was attributable primarily to a $339,000 gain on sale of branch deposits, as the Company sold the deposits of its Severna Park branch in October 1997. In connection with such sale, the Company sold deposits totaling $6.2 million and recognized a gain of $339,000 representing a premium paid by the buyer on the deposits sold. During the six months ended March 31, 1999, the Company recorded a $1,000 gain on the sale of foreclosed real estate, as compared to a $17,000 loss during the six months ended March 31, 1998. Additionally, the decrease in other income reflected a $24,000, or 23.6%, decrease in fees and charges on loans from $102,000 for the six months ended March 31, 1998 to $78,000 for the six months ended March 31, 1999. Fees were higher in the 1998 period due to one-time fees carried on letters of credit.

     Non-interest Expenses. Total non-interest expenses increased by $871,000, or 30.0%, from $2.9 million for the six months ended March 31, 1998 to $3.8 million for the six months ended March 31, 1999. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, data processing expense, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $531,000, or 32.6%, due to the recruitment of personnel for new offices and the payment of severance payments to the Bank's former President. Occupancy expense increased by $98,000, or 40.3%, and property and equipment expense increased by $70,000, or 39.3%, due to the expenses associated with the establishment of new offices and the relocation of the Bel Air office. Data processing expense increased by $48,000, or 22.7%, due to expenses incurred in upgrading the Company's computer systems and software to be prepared for Year 2000 issues. The Company increased its advertising expense increased by $62,000, or 44.6%, in an effort to increase market share.

     Income Taxes. The Company's income tax expense was $382,000 and $825,000 for the six months ended March 31, 1999 and 1998, respectively. The Company's effective tax rates were 39.2% and 39.5% for the six months ended March 31, 1999 and 1998, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1999 AND 1998

     Net Income. Net income decreased by $258,000, or 42.6%, from $606,000 for the three months ended March 31, 1998 to $348,000 for the three months ended March 31, 1999. The decrease in net income was primarily attributable to increased non-interest expense, increased provisions for losses on loans and decreased other income, which more than offset an increase in net interest income.

     Net Interest Income. Net interest income was $2.4 million for the three months ended March 31, 1999, compared to $2.1 million for the three months ended March 31, 1998, representing an increase of $238,000, or 11.1%. The increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 108.06% for the three months ended March 31, 1998 to 116.77% for the three months ended March 31, 1999 as a result of the Company's receipt
of the net proceeds from its initial public offering.    This
increase more than offset the decrease in interest rate spread from 3.17% for the three months ended March 31, 1998 to 2.89% for the three months ended March 31, 1999. This decrease in the interest rate spread reflects a decrease in the yield on interest-earning assets as the net proceeds from the initial public offering were invested in lower yielding assets such as interest-earning deposits and short-term investments.

     Interest Income. Interest income increased by $216,000, or 4.7%, from $4.6 million for the three months ended March 31, 1998 to $4.8 million for the three months ended March 31, 1999. Interest and fees on loans increased by $303,000, or 9.3%, from $3.3 million for the three months ended March 31, 1998 to $3.6 million for the three months ended March 31, 1999 primarily due to a $27.9 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average volume of loans receivable more than offset a 57 basis decrease in the average yield on loans. Additionally, interest and dividends on investment securities increased by $14,000 and other interest income increased by $32,000. These increases offset a $134,000, or 23.4%, decrease in interest on mortgage-backed securities from $574,000 for the three months ended March 31, 1998 to $440,000 for the three months ended March 31, 1999. This decrease in mortgage-backed securities was primarily due to a $9.2 million decrease in the average volume of mortgage-backed securities, as the Company pursued a strategy of using repayments of mortgage-backed securities to fund loan originations.

     Interest Expense. Interest expense, which consists almost entirely of interest on deposits, was $2.4 million for the three months ended March 31, 1998 and the three months ended March 31, 1999. During the three months ended March 31, 1999, an increase in the average volume of deposits was offset by a 17 basis point decrease in the average cost of deposits.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed using month-end balance.

                                                              THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans . . . . . . . . . . . . . . . .    $188,271  $3,582    7.61%             $160,343     $3,278     8.18%
   Mortgage-backed securities. . . . . .      27,229     440    6.46                36,394        574     6.31
   Investment securities and FHLB
      stock. . . . . . . . . . . . . . .      26,854     369    5.50                20,522        356     6.94
   Interest-bearing deposits in other
      banks and Federal Funds sold . . .      29,695     394    5.31                26,809        362     5.40
                                            --------  ------                      --------     ------
       Total interest-earning assets . .     272,049   4,785    7.04               244,068      4,570     7.49
Noninterest-earning assets . . . . . . .       9,293                                 9,115
                                            --------                              --------
       Total assets. . . . . . . . . . .    $281,342                              $253,183
                                            ========                              ========
Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . .    $230,810   2,414    4.18              $223,953      2,435      4.35
   Borrowings-short term . . . . . . . .       2,174       2    0.37                 1,915          3      0.63
                                            --------  ------                      --------     ------
Total interest-bearing liabilities . . .     232,964   2,416    4.15               225,868      2,438      4.32
                                                      ------  ------                           ------    ------
Noninterest-bearing liabilities. . . . .       2,604                                 2,496
                                            --------                              --------
       Total liabilities . . . . . . . .     235,588                               228,364
Stockholders' equity . . . . . . . . . .      45,754                                24,819
                                            --------                              --------
       Total liabilities and stockholders'
            equity . . . . . . . . . . .    $281,342                              $253,183
                                            ========                              ========
Net interest income. . . . . . . . . . .              $2,369                                   $2,132
                                                      ======                                   ======
Interest rate spread . . . . . . . . . .                        2.89%                                      3.17%
                                                              ======                                     ======
Net interest margin. . . . . . . . . . .                        3.48%                                      3.49%
                                                              ======                                     ======
Ratio average interest earning assets/
    interest bearing liabilities . . . . .                    116.77%                                    108.06%
                                                              ======                                     ======

     Provision for Loan Losses. The Company established provisions for losses on loans of $38,000 for the three months ended March 31, 1999, as compared to a $76,000 reduction of provisions for losses on loans for the three months ended March 31, 1998, representing an increase of $114,000. In establishing such provisions, management considered the increased size of the loan portfolio, as well as an analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, which entail higher credit risks than residential mortgage loans.

     Other Income. Other income decreased by $61,000, or 43.0%, from $142,000 for the three months ended March 31, 1998 to $81,000 for the three months ended March 31, 1999. The decrease in other income for the three months ended March 31, 1999 was attributable primarily to a $26,000 increase in losses on sales of foreclosed real estate and a $18,000, or 31.0%, decrease in fees and charges on loans from $58,000 for the three months ended March 31, 1998 to $39,000 for the three months ended March 31, 1999. Fees were higher in the 1998 period due to one-time fees carried on letters of credit.

     Non-interest Expenses. Total non-interest expenses increased by $498,000, or 37.1%, from $1.3 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, data processing expense, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $332,000, or 47.8%, due to the recruitment of personnel for the new offices. Occupancy expense increased by $43,000, or 34.4%, and property and equipment expense increased $40,000, or 44.9%, due to the expenses associated with the establishment of new offices and the relocation of the Bel Air office. Data processing expense increased $46,000, or 40.1%, due to expenses incurred in upgrading the Company's computer systems and software to be prepared for Year 2000 issues. The Company increased its advertising expense by $36,000, or 60.0%, in an effort to increase market share.

     Income Taxes. The Company's income tax expense was $222,000 and $399,000 for the three months ended March 31, 1999 and 1998, respectively. The Company's effective tax rates were 38.9% and 39.7% for the three months ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Bank exceeded all regulatory minimum capital requirements. For information reconciling the Bank's retained earnings as reported in its financial statements at March 31, 1999 to its tangible, core and risk-based capital levels and comparing such totals to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 1999 and 1998, the Company had $20.2 million and $16.7 million, respectively, of loan originations. During the six months ended March 31, 1999 and 1998, the Company purchased investment securities in the amounts of $25.0 million and $13.5 million, respectively, and mortgage-backed securities in the amounts of $482,000 and $4.9 million, respectively. The purchase of interest-bearing deposits increased from $5.0 million for the six months ended March 31, 1998 to $10.4 million for the six months ended March 31, 1999. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of March was approximately 20.0%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999, cash, interest-bearing deposits in other banks and federal funds sold were $2.8 million, $17.5 million and $8.8 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than six months at March 31, 1999 totaled $71.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 1999, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $1.5 million, $13.3 million and $4.9 million, respectively.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

     None.

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Form 8-K

          No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                      SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANKCORP, INC.



Date:  May 14, 1999                /s/ Gary C. Loraditch
                                   ------------------------
                                   Gary C. Loraditch
                                   President
                                   (Principal Executive
                                   Officer)



Date:  May 14, 1999               /s/ Bonnie M. Klein
                                   ------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)