Form 10QSB
period 1999-06-30
BCSB BANKCORP INC
filed 1999-08-16
CIK 1052101

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

[ ]  Transition Report under Section 13 or 15(d) of the
     Exchange Act

 For the transition period from ______ to ______

                 Commission File Number:  0-24589

                       BCSB BANKCORP, INC.
   --------------------------------------------------------
   (Exact Name of Small Business Issuer as Specified in its
                           Charter)


          UNITED STATES                          52-2108333
-------------------------------               ----------------
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

    4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND  21236
    ---------------------------------------------------------
             (Address of Principal Executive Offices)

                          (410) 256-5000
         -----------------------------------------------
         Issuer's Telephone Number, Including Area Code)

                               N/A
----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     As of August 13, 1999, the issuer had 6,116,562 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----

                             CONTENTS


                                                           PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial
              Condition as of June 30, 1999
              (unaudited) and September 30, 1998 . . . . . . 2

          Consolidated Statements of Operations
              for the Nine Months and Three Months
              Ended June 30, 1999 and 1998 (unaudited) . . . 3

          Consolidated Statements of Cash Flows
              for the Nine Months Ended June 30, 1999
              and 1998 (unaudited) . . . . . . . . . . . . . 4

          Notes to Consolidated Financial Statements . . . . 7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation  . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 16

Item 2.  Changes in Securities and Use of Proceeds . . . . 16

Item 3.  Defaults Upon Senior Securities . . . . . . . . . 16

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . 16

Item 5.  Other Information . . . . . . . . . . . . . . . . 16

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 18

              BCSB BANKCORP, INC. AND SUBSIDIARIES
              ------------------------------------
                     BALTIMORE, MARYLAND

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

                                                              June 30,     September 30,
                                                               1999            1998
                                                              -------      -------------
                                                                     (Unaudited)
                     Assets
                     ------
Cash                                                      $   3,825,242    $  3,572,309
Interest bearing deposits in other banks                     12,316,208      20,299,970
Federal funds sold                                            1,062,461       9,134,202
Investment securities, held to maturity                      33,732,274      12,610,823
Loans receivable, net                                       202,338,992     181,969,226
Mortgage backed securities, held to maturity                 24,757,261      34,197,844
Foreclosed real estate, net                                      89,091         370,690
Investment in real estate development and loans
  to joint venture                                                6,045           8,195
Premises and equipment, net                                   3,411,808       2,988,558
Federal Home Loan Bank of Atlanta stock                       1,650,300       1,511,900
Accrued interest receivable  - loans                            759,318         725,065
                             - investments                      539,542         528,231
                             - mortgage backed securities       140,853         196,136
Prepaid income taxes                                            544,191         175,870
Intangible assets acquired, net                                   2,237          24,497
Other assets                                                  1,491,428         526,733
                                                          -------------    ------------
Total assets                                              $ 286,667,251    $268,840,249
                                                          =============    ============
         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities
-----------
  Deposits                                                $ 231,493,173    $220,804,724
  Borrowed money                                              3,000,000              --
  Advance payments by borrowers for taxes and insurance       3,370,092         850,397
  Income taxes payable                                          110,674          60,792
  Deferred income taxes                                          50,906         143,929
  Dividends payable                                             295,201              --
  Payables to disbursing agents                                  49,132         249,430
  Other liabilities                                           2,311,969       1,587,929
                                                          -------------    ------------
Total liabilities                                           240,681,147     223,697,201

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    6,116,562 shares issued and outstanding)                     61,166          61,166
  Additional paid-in capital                                 22,688,278      22,645,088
  Retained earnings (substantially restricted)               25,689,052      25,221,308
  Employee Stock Ownership Plan                              (1,554,888)     (1,829,280)
  Stock held by Rabbi Trust                                    (897,504)       (955,234)
                                                          -------------    ------------
                                                             45,986,104      45,143,048
                                                          -------------    ------------
Total liabilities and retained earnings                    $286,667,251    $268,840,249
                                                          =============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

               BCSB BANKCORP, INC. AND SUBSIDIARIES
               ------------------------------------
                       BALTIMORE, MARYLAND

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                                     For Nine Months Ended               For Three Months Ended
                                                             June 30,                           June 30,
                                                     -----------------------           -------------------------
                                                      1999             1998              1999           1998
                                                     ------           ------           -------        --------

Interest Income
  Interest and fees on loans                      $  10,852,836    $  9,969,617      $  3,699,671   $  3,363,408
  Interest on mortgage-backed securities              1,336,944       1,768,508           386,083        597,746
  Interest and dividends on investment securities     1,066,517       1,077,975           501,131        335,573
  Other interest income                               1,126,885       1,163,690           234,743        472,093
                                                  -------------    ------------      ------------   ------------
Total interest income                                14,385,182      13,979,790         4,821,626      4,768,820

Interest Expense
  Interest on deposits                                7,228,521       7,314,047         2,374,372      2,429,635
  Interest on borrowings - short term                    12,282              --            12,282             --
  Other interest expense                                  6,456           8,917             2,917          4,852
                                                  -------------    ------------      ------------   ------------
Total interest expense                                7,247,259       7,322,964         2,389,571      2,434,487
                                                  -------------    ------------      ------------   ------------

  Net interest income                                 7,137,923       6,856,826         2,432,057      2,334,333
  Provision for losses on loans                         288,531          37,981            56,170         77,255
                                                  -------------    ------------      ------------   ------------
  Net interest income after provision
     for losses on loans                              6,849,392       6,618,845         2,375,887      2,257,078

Other Income (Loss)
  Gain (loss) on sale of foreclosed real estate           4,318         (17,111)            3,311             --
  Servicing fee income                                      374           9,263                93          3,411
  Fees and charges on loans                             114,493         142,595            36,902         41,051
  Fees on transaction accounts                          126,022         117,779            36,730         39,137
  Rental income                                          84,604          93,968            20,744         31,313
  Gain from real estate development and joint venture     6,110              --                72             --
  Gain on sale of branch deposits                            --         339,000                --             --
  Miscellaneous income                                   57,611          72,884            24,270         17,868
                                                  -------------    ------------      ------------   ------------
Net other income (loss)                                 393,532         758,378           122,122        132,780

Non-Interest Expenses
  Salaries and related expense                        3,033,840       2,411,201           874,753        783,440
  Occupancy expense                                     509,790         401,098           169,105        158,239
  Deposit insurance premiums                            118,014         159,152            49,071         52,020
  Data processing expense                               381,770         319,562           116,921        103,154
  Property and equipment expense                        452,655         283,279           204,372        105,097
  Professional fees                                     139,246          90,646            26,417         30,764
  Advertising                                           309,292         239,821           108,376        101,241
  Telephone, postage and office supplies                259,814         231,510            93,061         78,064
  Amortization of excess of cost over fair value
       of net assets acquired                            20,034          20,156             6,678          6,777
  Other expenses                                        279,244         220,901            85,031         59,936
                                                  -------------    ------------      ------------   ------------
Total non-interest expenses                           5,503,699       4,377,326         1,733,785      1,478,732
                                                  -------------    ------------      ------------   ------------

Income before tax provision                           1,739,225       2,999,897           764,224        911,126
Income tax provision                                    681,079       1,171,035           298,679        345,992
                                                  -------------    ------------      ------------   ------------

Net income                                        $   1,058,146    $  1,828,862      $    465,545   $    565,134
                                                  =============    ============      ============   ============

Basic and diluted earnings per share              $        0.18                      $       0.08
                                        ==========                  =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                       BALTIMORE, MARYLAND

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             For Nine Months Ended
                                                                    June 30,
                                                            -----------------------
                                                              1999           1998
                                                            -------         -------
Operating Activities
   Net Income                                             $ 1,058,146     $ 1,828,862
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities
   ------------------------------------
    Accretion of discount on investments                        5,368          30,722
    Loans originated for sale                                      --        (133,000)
    Proceeds from loans originated for sale                        --         133,000
    Loan fees deferred, net                                    36,270          39,147
    Amortization of deferred loan fees, net                  (160,676)       (258,452)
    Provision for losses on loans                             288,531          37,981
    Non-cash compensation under Stock-Based Benefit Plan       83,695              --
    Amortization of premium on mortgage backed securities      31,414          22,858
    (Gain) loss on sale of foreclosed real estate              (4,318)         17,111
    Gain from real estate development and joint venture        (6,110)             --
    Provision for depreciation                                281,256         212,529
    (Increase)/decrease in accrued interest receivable
         on loans                                             (34,253)         37,368
    Increase in accrued interest receivable on investments    (11,311)       (101,522)
    Decrease in accrued interest receivable on mortgage
         backed securities                                     55,283          10,501
    Increase/(decrease) in prepaid income taxes              (368,321)        313,684
    Increase/(decrease) in deferred income tax liabilities    (93,023)         52,915
    Amortization of excess of cost over fair value of net
         assets acquired                                       22,260          20,156
    Increase in other assets                                 (964,695)       (772,814)
    Gain on sale of branch deposits                                --        (339,000)
    Decrease in accrued interest payable on deposits          (35,342)        (87,064)
    Increase in income taxes payable                           49,882          44,435
    Increase/(decrease) in other liabilities and payables
          to disbursing agents                                523,742      (1,202,474)
                                                          -----------     -----------
Net cash provided by operating activities                     757,798         (93,057)


               BCSB BANKCORP, INC. AND SUBSIDIARIES
               ------------------------------------
                      BALTIMORE, MARYLAND
                      -------------------

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     ------------------------------------------------


                                                                For Nine Months Ended
                                                                        June 30,
                                                                ----------------------
                                                                 1999            1998
                                                                ------          ------
Cash Flows from Investing Activities
    Proceeds from maturing interest bearing deposits        $   2,837,000   $    198,000
    Purchase of interest bearing deposits                      (8,694,000)   (19,000,000)
    Purchases of investment securities - held to maturity     (32,052,819)   (22,360,091)
    Proceeds from maturities of investment securities
      - held to maturity                                       10,926,000     31,792,824
    Longer term loans originated                              (32,570,300)   (34,221,141)
    Principal collected on longer term loans                   15,284,958     20,830,161
    Net (increase) decrease in short-term loans                (3,403,365)       157,118
    Principal collected on mortgage backed securities          11,392,959      9,013,179
    Purchase of mortgage backed securities                     (1,983,790)    (6,872,223)
    Proceeds from sales of foreclosed real estate                 437,149          2,000
    Investment in foreclosed real estate                               --        (77,365)
    Proceeds from joint venture                                     8,260             --
    Net investment and loans to joint venture                          --          4,877
    Investment in premises and equipment                         (704,506)      (116,100)
    Purchase of Federal Home Loan Bank of Atlanta stock           138,400)       (78,700)
                                                            -------------   ------------
        Net cash provided (used) by investing activities      (38,660,854)   (20,727,461)

Cash Flows from Financing Activities
    Proceeds from sale of branch deposits                              --     (5,827,235)
    Proceeds from subscription offer                                   --     67,741,975
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                11,919,878      4,276,381
    Increase in Federal Home Loan Bank of Atlanta advances      3,000,000             --
    Net increase in certificates of deposit                     1,323,608      2,399,655
    Increase in dividends payable                                 295,201             --
    Dividends paid on stock                                      (295,201)            --
                                                            -------------   ------------
        Net cash provided by financing activities              16,243,486     68,590,776
                                                            -------------   ------------

Increase (decrease) in cash and cash equivalents              (21,659,570)    47,770,258
Cash and cash equivalents at beginning of period               31,074,481     12,136,626
                                                            -------------   ------------
Cash and cash equivalents at end of period                  $   9,414,911   $ 59,906,884
                                                            =============   ============


             BCSB BANKCORP, INC. AND SUBSIDIARIES
             ------------------------------------
                    BALTIMORE, MARYLAND
                    -------------------

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     -------------------------------------------------



                                                                For Nine Months Ended
                                                                        June 30,
                                                                ----------------------
                                                                 1999            1998
                                                                ------          ------

The following is a summary of cash and cash equivalents:
    Cash                                                     $  3,825,242    $  3,586,163
    Interest bearing deposits in other banks                   12,316,208      38,929,563
    Federal funds sold                                          1,062,461      43,274,158
                                                             ------------    ------------
    Balance of cash items reflected on Statement of
      Financial Condition                                      17,203,911      85,789,884

        Less - certificate of deposit with a maturity of
          more than three months                                7,789,000      25,883,000
                                                             ------------    ------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                 $  9,414,911     $ 59,906,884
                                                            ============     ============
Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                $  7,285,012     $  7,412,431
                                                            ============     ============

    Income taxes                                            $    554,661     $    760,000
                                                            ============     ============

Transfer from loans to real estate acquired through
  foreclosure                                               $   110,161      $    138,234
                                                            ============     ============

Dividends declared on stock                                 $    590,402     $         --
                                                            ============     ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.

               BCSB BANKCORP, INC. AND SUBSIDIARIES
               ------------------------------------
                       BALTIMORE, MARYLAND
                       -------------------

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ------------------------------------------------------


Note 1 -  Principals of Consolidation
          ---------------------------

          BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financia statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. Earnings per share data is not presented for the three months and nine months ended June 30, 1998, since the Bank converted to the stock form in July 1998, and such information would not be meaningful. The basic and diluted weighted average shares outstanding for the three months and nine months ended June 30, 1999 is as follows:

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                       BALTIMORE, MARYLAND

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   ------------------------------------------------------

Note 4 -  Earnings Per Share (Continued)
          ------------------

                                    For the Nine Months Ended June 30, 1999
                                   -----------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------

     Income available to
       shareholders                $1,058,146       5,864,574      $ 0.18

     Effect of dilutive shares             --          88,859          --
                                   ----------       ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                $1,058,146        5,953,435      $ 0.18
                                  ==========        =========      ======
                                    For the Three Months Ended June 30, 1999
                                   -----------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------
     Income available to
       shareholders                $465,545         5,869,183      $ 0.08

     Effect of dilutive shares           --            88,859          --
                                   --------         ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                 $465,545         5,958,042      $ 0.08
                                   ========         =========      ======

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at June 30, 1999.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                            ------------------   --------------------       ------------------
                                        % of                    % of                    % of
                            Amount      Assets   Amount         Assets      Amount      Assets
                            ------      ------   ------         ------      ------      ------
Tangible (1)                $33,985,597 12.23%  $ 4,168,260     1.50%        N/A         N/A
Tier 1 capital (2)           33,985,597 20.96           N/A      N/A       $ 9,729,727   6.00%
Core (1)                     33,985,597 12.23     8,336,520     3.00        13,894,201   5.00
Risk-weighted (2)            35,216,006 21.72    12,972,969     8.00        16,216,211  10.00

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

                                        8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

     The Company was formed in June 1998 by the Bank to become the holding company of the Bank following the Bank's reorgani-zation to the mutual holding company form of organization (the "Reorganization"). The Reorganization was consummated on July 8, 1998. All references to the Company prior to July 8, 1998, except where otherwise indicated, are to the Bank.

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

     The fourth phase, testing, has been completed. The hardware and software has been successfully tested. The
Company has received representations from mission critical third party vendors that they are Year 2000 compliant. All mission critical testing has been completed.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER
30, 1998

     During the nine months ended June 30, 1999, the Company's assets increased by $17.8 million, or 6.6%, from $268.8 million at September 30, 1998 to $286.7 million at June 30, 1999. The Company has sought to increase loans in order to take advantage of the higher yields on loans compared to investment securities and mortgage-backed securities. Accordingly, the Company used the proceeds from maturing mortgage-backed securities to fund loan originations. Loans receivable, net increased by $20.4 million, or 11.2%, from $182.0 million at September 30, 1998 to $202.3 million at June 30, 1999. The Company's mortgage-backed securities decreased by $9.4 million, or 27.6%, from $34.2 million at September 30, 1998 to $24.8 million at June 30, 1999. The Company's investment securities increased by $21.1 million, or 167.5%, from $12.6 million at September 30, 1998 to $33.7 million at June 30, 1999 as the Company invested the net proceeds from its initial public offering. The Company's deposits increased by $10.7 million, or 4.8%, from $220.8 million at September 30, 1998 to $231.5 million at June 30, 1999. The increase in deposits was achieved through increased advertising and promotion activities. The Company took $3,000,000 in advances from the Federal Home Loan Bank of Atlanta during the quarter ended June 30, 1999. The borrowed money was used to fund loan demand.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 1999 AND 1998

     Net Income. Net income decreased by $771,000, or 42.2%, from $1.8 million for the nine months ended June 30, 1998 to $1.1 million for the nine months ended June 30, 1999. The decrease in net income was primarily attributable to increased non-interest expense, increased provisions for losses on loans and decreased other income, which more than offset an increase in net interest income.

     Net Interest Income. Net interest income was $7.1 million for the nine months ended June 30, 1999, compared to $6.7 million for the nine months ended June 30, 1998, representing an
increase of $480,000, or 7.2%.   The increase was primarily due
to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 107.92% for the nine months ended June 30, 1998 to 116.55% for the nine months ended June 30, 1999 as a result of the Company's receipt of $22.3 million in net proceeds from its initial public offering completed on July 8, 1998. This increase more than offset the decrease in the interest rate spread from 3.23% for the nine months ended June 30, 1998 to 2.92% for the nine months ended June 30, 1999. This decrease in the interest rate spread reflects a decrease in the yield on interest-earning assets as the net proceeds from the initial public offering were invested in lower yielding assets such as interest-earning deposits and short-term investments.

     Interest Income. Interest income increased by $405,000, or 2.9%, from $14.0 million for the nine months ended June 30, 1998 to $14.4 million for the nine months ended June 30, 1999. This increase was due primarily to a $883,000, or 8.9%, increase in interest and fees on loans from $10.0 million for the nine months ended June 30, 1998 to $10.9 million for the nine months ended June 30, 1999. The increase in interest and fees on loans was primarily due to a $28.0 million increase in the average balance of loans receivable. This increase more than offset decreases in interest on mortgage-backed securities, interest and dividends on investment securities and other interest income. Interest on mortgage-backed securities decreased by $432,000, or 24.4%, from $1.8 million for the nine months ended June 30, 1998 to $1.3 million for the nine months ended
June 30, 1999. This decrease was primarily due to a $8.5 million decrease in the average balance of mortgage-backed securities. Interest and dividends on investment securities decreased by $11,000, or 1.0%, amounting to $1.1 million for the nine months ended June 30, 1998 and 1999. This decrease was primarily due to a 107 basis point decrease in the average yield on investment securities, as a significant portion of the maturing investment securities carried higher yields. Additionally, interest on other interest-earning assets, which consist of interest-bearing deposits in banks and Federal Funds sold, decreased by $35,000, or 3.0%, from $1.2 million for the nine months ended June 30, 1998 to $1.1 million for the nine months ended June 30, 1999. This decrease was primarily due to a $3.1 million decrease in the average balance of other interest-earning assets. Liquidity was reduced in order to fund loan demand.

     Interest Expense. Interest expense, which consists almost entirely of interest on deposits, decreased by $76,000, or 1.0%, from $7.3 million for the nine months ended June 30, 1998 to $7.2 million for the nine months ended June 30, 1999, reflecting a $883,000 decrease in the average volume of deposits and 4 basis point decrease in the average cost of deposits. Interest on short-term borrowings was $12,000 for the nine months ended June 30, 1999, as the Company borrowed $3.0 million from FHLB of Atlanta during the quarter ended June 30, 1999 for the purpose of funding loan demand.

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

                                                                NINE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------
                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans . . . . . . . . . . . . .         $190,399   $10,854   7.60%             $162,406     $9,970     8.19%
   Mortgage-backed securities. . . . . .     27,787     1,337   6.42                36,298      1,768     6.49
   Dividends and investment securities .     24,031     1,067   5.92                20,573      1,078     6.99
   Other investments . . . . . . . . . .     28,756     1,129   5.23                31,858      1,164     4.87
                                           --------   -------                     --------     ------
       Total interest-earning assets . .    270,973    14,387   7.08               251,135     13,980     7.42
Noninterest-earning assets . . . . . . .      9,742                                  9,413
                                           --------                               --------
       Total assets. . . . . . . . . . .   $280,715                               $260,548
                                           ========                               ========
Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . .   $229,839    7,229    4.19              $230,722      7,314     4.23
   Borrowings-short term . . . . . . . .        444       12    3.60                    --         --       --
   Other liabilities . . . . . . . . . .      2,210        6    0.36                 1,980          9     0.61
                                           --------   ------                      --------     ------
Total interest-bearing liabilities . . .    232,493    7,247    4.16               232,702      7,323     4.20
                                                      ------  ------                           ------   ------
Noninterest-bearing liabilities. . . . .      2,594                                  3,050
                                           --------                               --------
       Total liabilities . . . . . . . .    235,087                                235,752
Stockholders' equity . . . . . . . . . .     45,628                                 24,796
                                           --------                               --------
       Total liabilities and stockholders'
            equity . . . . . . . . . . .   $280,715                               $260,548
                                           ========                               ========

Net interest income. . . . . . . . . . .              $7,140                                   $6,657
                                                      ======                                   ======
Interest rate spread . . . . . . . . . .                        2.92%                                     3.23%
                                                              ======                                    ======
Net interest margin. . . . . . . .                              3.51%                                     3.53%
                                                              ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities . . . .                      116.55%                                   107.92%
                                                              ======                                    ======

     Provision for Loan Losses. The Company established provisions for loan losses of $289,000 for the nine months ended June 30, 1999 as compared to a $38,000 provision for loan losses for the nine months ended June 30, 1998, representing an increase of $251,000. In establishing such provisions, management considered the increased size of the loan portfolio, as well as an analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, which entail higher credit risks than residential mortgage loans. In November 1998, a builder who had ten loans with the Company totaling $700,000 declared bankruptcy. The Bank foreclosed on November 9, 1998, which resulted in an anticipated loss of $50,000, requiring the Company to increase its provision for loan losses.

     Other Income. Other income decreased by $364,000, or 48.0%, from $758,000 for the nine months ended June 30, 1998 to $394,000 for the nine months ended June 30, 1999. The decrease in other income for the nine months ended June 30, 1999 was attributable primarily to a $339,000 gain on sale of branch deposits, as the Company sold the deposits of its Severna Park branch in October 1997. In connection with such sale, the Company sold deposits totaling $6.2 million and recognized a gain of $339,000 representing a premium paid by the buyer on the deposits sold. During the nine months ended June 30, 1999, the Company recorded a $4,000 gain on the sale of foreclosed real estate, as compared to a $17,000 loss during the nine months ended June 30, 1998. Additionally, the decrease in other income reflected a $29,000, or 20.3%, decrease in fees and charges on loans from $143,000 for the nine months ended June 30, 1998 to $114,000 for the nine months ended June 30, 1999. Fees were higher in the 1998 period due to one-time fees carried on letters of credit.

     Non-interest Expenses. Total non-interest expenses increased by $1.1 million, or 25.7%, from $4.4 million for the nine months ended June 30, 1998 to $5.5 million for the nine months ended June 30, 1999. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, data processing expense, property and equipment expense, professional fees and advertising expense. The Company's salaries and related expenses increased by $623,000, or 25.8%, due to the recruitment of personnel for new offices and the payment of severance payments to the Bank's former President. Occupancy expense increased by $109,000, or 27.2%, and property and equipment expense increased by $170,000, or 60.1%, due to the expenses associated with the establishment of new offices and the relocation of the Bel Air office. Data processing expense increased by $62,000, or 19.4%, due to expenses incurred in upgrading the Company's computer systems and software to be prepared for Year 2000 issues. The Company increased its advertising expense increased by $69,000, or 28.8%, in an effort to increase market share. The Company's professional fees increased by $48,000, or 52.7%, due to the increase in legal and accounting fees as a result of the additional reporting requirements associated with becoming a publically held company.

     Income Taxes. The Company's income tax expense was $681,000 and $1.2 million for the nine months ended June 30, 1999 and 1998, respectively. The Company's effective tax rates were 39.2% and 39.0% for the nine months ended June 30, 1999 and 1998, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1999 AND 1998

     Net Income. Net income decreased by $99,000, or 17.5%, from $565,000 for the three months ended June 30, 1998 to $466,000 for the three months ended June 30, 1999. The decrease in net income was primarily attributable to increased non-interest expenses, which more than offset an increase in net interest income and decreased provisions for losses on loans.

     Net Interest Income. Net interest income was $2.4 million for the three months ended June 30, 1999, compared to $2.3 million for the three months ended June 30, 1998, representing an increase of $98,000, or 4.2%. The increase was primarily due to an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 100.96% for the three months ended June 30, 1998 to 116.19% for the three months ended June 30, 1999 as a result of the Company's receipt of the net proceeds from its initial public offering. This increase more than offset the decrease in interest rate spread from 3.67% for the three months ended June 30, 1998 to 2.99% for the three months ended June 30, 1999. This decrease in the interest rate spread reflects a decrease in the yield on interest-earning assets as the net proceeds from the initial public offering were invested in lower yielding assets such as interest-earning deposits and short-term investments.

     Interest Income. Interest income increased by $53,000, or 1.1% totaling, $4.8 million for the three months ended June 30, 1999 and 1998. Interest and fees on loans increased by $337,000, or 10.0%, from $3.4 million for the three months ended June 30, 1998 to $3.7 million for the three months ended June 30, 1999 primarily due to a $31.3 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average volume of loans receivable more than offset a 58 basis decrease in the average yield on loans. Additionally, interest and dividends on investment securities increased by $165,000, or 49.3%, from 336,000 for the three months ended June 30, 1998 to $501,000 for the three months ended June 30, 1999. This increase was due to an increase in the investment
securities portfolio.   These increases offset a $212,000, or
35.5%, decrease in interest on mortgage-backed securities from $598,000 for the three months ended June 30, 1998 to $386,000 for the three months ended June 30, 1999. This decrease in mortgage-backed securities was primarily due to a $11.3 million decrease in the average volume of mortgage-backed securities, as the Company pursued a strategy of using repayments of mortgage-backed securities to fund loan originations. Additionally, other interest income decreased by $237,000, or 50.2%, from $472,000 for the three months ended June 30, 1998 to $235,000 for the three months ended June 30, 1999. This decrease was due to a $12.4 million decrease in the average balance of other investments.

     Interest Expense. Interest expense, which consists almost entirely of interest on deposits, was $2.4 million for the three months ended June 30, 1998 and the three months ended June 30, 1999. Interest on short-term borrowings was $12,000 for the three months ended June 30, 1999. This increase was primarily due to the $3,000,000 in advances from the Federal Home Loan Bank of Atlanta during the quarter ended June 30, 1999. The borrowed money was used to fund loan demand.

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

                                                              THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------

                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans . . . . . . . . . . . . . . . .  $199,166    $3,700    7.43%             $167,845     $3,363     8.01%
   Mortgage-backed securities. . . . . .    24,680       386    6.26                36,002        598     6.64
   Dividends and investment securities .    33,716       501    5.94                19,327        336     6.95
   Other investments . . . . . . . . . .    16,566       235    5.67                29,005        472     6.51
                                          --------    ------                      --------     ------
       Total interest-earning assets . .   274,128     4,822    7.04               252,179      4,769     7.56
Noninterest-earning assets . . . . . . .     9,625                                  25,872
                                          --------                                --------
       Total assets. . . . . . . . . . .  $283,753                                $278,051
                                          ========                                ========
Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . .  $231,523    2,374    4.10               $246,963      2,430     3.94
   Borrowings-short term . . . . . . . .     1,333       12    3.60                     --         --       --
   Other liabilities . . . . . . . . . .     3,078        3    0.39                  2,819          5     0.71
                                           --------  ------                       --------     ------
Total interest-bearing liabilities . . .  $235,934    2,389    4.05                249,782      2,435     3.90
                                                     ------  ------                            ------   ------
Noninterest-bearing liabilities. . . . .     1,902                                   2,864
                                          --------                                --------
       Total liabilities . . . . . . . .   237,836                                 252,646
Stockholders' equity . . . . . . . . . .    45,917                                  25,405
                                          --------                                --------
       Total liabilities and stockholders'
            equity . . . . . . . . . . .  $283,753                                $278,051
                                          ========                                ========
Net interest income. . . . . . . . . . .              $2,433                                 $2,334
                                                      ======                                 ======
Interest rate spread . . . . . . . . . .                        2.99%                                    3.67%
                                                              ======                                   ======
Net interest margin. . . . . . . . . . .                        3.55%                                    3.70%
                                                              ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities . . . . .                    116.19%                                  100.96%
                                                              ======                                   ======

     Provision for Loan Losses. The Company established provisions for losses on loans of $56,000 for the three months ended June 30, 1999, as compared to $77,000 for the three months ended June 30, 1998, representing a decrease of $21,000. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income decreased by $11,000, or 8.3%, from $133,000 for the three months ended June 30, 1998 to $122,000 for the three months ended June 30, 1999. The decrease in other income for the three months ended June 30, 1999 was attributable primarily to a $3,300 decrease in servicing fee income and a $4,000, or 9.8%, decrease in fees and charges on loans from $41,000 for the three months ended June 30, 1998 to $37,000 for the three months ended June 30, 1999. Fees were higher in the 1998 period due to one-time fees carried on
letters of credit.   Additionally, rental income decreased by
$10,000, or 32.3%, from $31,000 for the three months ended June 30, 1998 to $21,000 for the three months ended June 30, 1999. These decreases more than offset a $6,000 increase in miscellaneous income.

     Non-interest Expenses. Total non-interest expenses increased by $255,000, or 17.2%, from $1.5 million for the three months ended June 30, 1998 to $1.7 million for the three months ended June 30, 1999. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, data processing expense, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $92,000, or 11.7%, due to the recruitment of personnel for the new offices. Occupancy expense increased by $11,000, or 7.0%, and property and equipment expense increased $99,000, or 94.3%, due to the expenses associated with the establishment of new offices and the relocation of the Bel Air office. Data processing expense increased $14,000, or 13.6%, due to expenses incurred in upgrading the Company's computer systems and software to be prepared for Year 2000 issues. The Company increased its advertising expense by $7,000, or 6.9%, in an effort to increase market share.

     Income Taxes. The Company's income tax expense was $299,000 and $346,000 for the three months ended June 30, 1999 and 1998, respectively. The Company's effective tax rates were 39.1% and 38.0% for the three months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 1999 and 1998, the Company had $32.6 million and $34.2 million, respectively, of loan originations. During the nine months ended June 30, 1999 and 1998, the Company purchased investment securities in the amounts of $32.1 million and $22.4 million, respectively, and mortgage-backed securities in the amounts of $2.0 million and $6.9 million, respectively. The purchase of interest-bearing deposits increased from $19.0 million for the nine months ended June 30, 1998 to $8.7 million for the nine months ended June 30, 1999. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of June was approximately 25.3%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1999, cash, interest-bearing deposits in other banks and federal funds sold were $3.8 million, $12.3 million and $1.1 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than nine months at June 30, 1999 totaled $95.2 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 1999, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $1.2 million, $14.1 million and $5.4 million, respectively.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

                None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY-HOLDERS

               None.

    ITEM 5.   OTHER INFORMATION

               None.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Form 8-K

          No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                            SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANCORP, INC.



Date: August 13, 1999             /s/ Gary C. Loraditch
                                  ------------------------------
                                  Gary C. Loraditch
                                  President
                                  (Principal Executive Officer)



Date: August 13, 1999             /s/ Bonnie M. Klein
                                  ------------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)