Form 10QSB
period 1999-12-31
BCSB BANKCORP INC
filed 2000-02-08
CIK 1052101

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999

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

     As of January 31, 1999, the issuer had 6,053,162 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----

                             CONTENTS


                                                           PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial
              Condition as of December 31, 1999
              (unaudited) and September 30, 1998 . . . . . . 2

          Consolidated Statements of Operations
              for the Three Months Ended December
              31, 1999 and 1998 (unaudited). . . . . . . . . 3

          Consolidated Statements of Cash Flows
              for the Three Months Ended December
              31, 1999 and 1998 (Unaudited). . . . . . . . . 4

          Notes to Consolidated Financial Statements . . . . 7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation  . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . 13

Item 2.  Changes in Securities and Use of Proceeds. . . . . 13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . 13

Item 4.  Submission of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . 13

Item 5.  Other Information. . . . . . . . . . . . . . . . . 13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 15

              BCSB BANKCORP, INC. AND SUBSIDIARIES
              ------------------------------------
                     BALTIMORE, MARYLAND
                     -------------------

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

                                                             DECEMBER 31,  SEPTEMBER 30,
                                                               1999            1998
                                                             -----------   -------------
                                                             (Unaudited)
                     Assets
                     ------
Cash                                                         $  7,892,751  $  5,976,961
Interest bearing deposits in other banks                        6,068,956     8,651,267
Federal funds sold                                                554,223       448,945
Investment securities, held to maturity                        35,233,338    35,232,306
Loans receivable, net                                         222,208,071   215,383,087
Mortgage backed securities, held to maturity                   22,961,629    23,499,794
Foreclosed real estate, net                                        89,091        89,091
Investment in real estate development and loans to
  joint venture                                                     5,584         5,287
Premises and equipment, net                                     5,117,956     4,846,121
Federal Home Loan Bank of Atlanta stock                         1,650,300     1,650,300
Accrued interest receivable  - loans                              597,016       834,424
                             - investments                        648,188       635,757
                             - mortgage backed securities         136,873       140,005
Prepaid income taxes                                              227,027       361,211
Other assets                                                    1,294,596       547,171
                                                             ------------  ------------
Total assets                                                 $304,685,599  $298,301,727
                                                             ============  ============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                   $239,267,399  $233,364,564
  Borrowed money                                               16,500,000    16,000,000
  Advance payments by borrowers for taxes and insurance         1,874,055     1,101,971
  Income taxes payable                                             13,683        60,670
  Dividends payable                                               286,871       294,797
  Payables to disbursing agents                                   185,919       163,923
  Other liabilities                                             1,806,150     2,035,343
                                                             ------------  ------------
Total liabilities                                             259,934,077   253,021,268

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    6,053,162 and 6,116,562 shares issued and
    outstanding at  December 31, 1999 and September 30,
    1999 respectively)                                             60,532        61,166
  Additional paid-in capital                                   21,361,404    21,918,472
  Retained earnings (substantially restricted)                 25,789,225    25,788,692
  Employee Stock Ownership Plan                                (1,463,424)   (1,509,156)
  Stock held by Rabbi Trust                                      (996,215)     (978,715)
                                                             ------------  ------------
                                                               44,751,522    45,280,459
                                                             ------------  ------------
Total liabilities and retained earnings                      $304,685,599  $298,301,727
                                                             ============  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

               BCSB BANKCORP, INC. AND SUBSIDIARIES
               ------------------------------------
                       BALTIMORE, MARYLAND
                       -------------------

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                                        FOR THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Interest Income
---------------
  Interest and fees on loans                            $4,117,600     $3,571,122
  Interest on mortgage-backed securities                   377,329        511,043
  Interest and dividends on investment securities          569,946        195,870
  Other interest income                                    107,140        500,423
                                                        ----------     ----------
Total interest income                                    5,172,015      4,778,458

Interest Expense
----------------
  Interest on deposits                                   2,442,244      2,440,426
  Interest on borrowings - short term                      235,883             --
  Other interest expense                                     1,306          1,513
                                                        ----------     ----------
Total interest expense                                   2,679,433      2,441,939
                                                        ----------     ----------

  Net interest income                                    2,492,582      2,336,519
  Provision for losses on loans                             51,400        194,587
                                                        ----------     ----------
  Net interest income after provision
     for losses on loans                                 2,441,182      2,141,932

Other Income
------------
  Gain on sale of foreclosed real estate                        --         42,078
  Servicing fee income                                         121            145
  Fees and charges on loans                                 35,546         38,290
  Fees on transaction accounts                              47,727         49,130
  Rental income                                             29,020         35,029
  Gain from real estate development and joint
    venture                                                    297          6,038
  Miscellaneous income                                      15,769         19,938
                                                        ----------     ----------
Net other income                                           128,480        190,648

Non-Interest Expenses
---------------------
  Salaries and related expense                           1,085,158      1,132,955
  Occupancy expense                                        210,195        172,914

  Deposit insurance premiums                                50,309         42,359
  Data processing expense                                  131,891        103,188
  Property and equipment expense                           197,377        118,881
  Professional fees                                         52,191         79,917
  Advertising                                              191,159        104,693
  Telephone, postage and office supplies                   126,506         81,184
  Amortization of excess of cost over fair
    value of net assets acquired                                --          6,678
  Other expenses                                            56,295         84,354
                                                        ----------     ----------
Total non-interest expenses                              2,101,081      1,927,123
                                                        ----------     ----------
Income before tax provision                                468,581        405,457
Income tax provision                                       180,774        160,692
                                                        ----------     ----------
Net income                                              $  287,807     $  244,765
                                                        ==========     ==========
Basic and diluted earnings per share                    $     0.05     $     0.04
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

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                       BALTIMORE, MARYLAND
                       -------------------

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       -------------------------------------------------



                                                             FOR THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            -----------------------
                                                              1999           1998
                                                            -------         -------
Operating Activities
--------------------
   Net Income                                               $ 287,807       $  244,765
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments                       (1,032)            (123)
    Loan fees and costs deferred, net                         (23,053)          14,711
    Amortization of deferred loan fees, net                   (15,008)         (66,982)
    Provision for losses on loans                              51,400          194,587
    Non-cash compensation under Stock-Based
      Benefit Plan                                             34,462           57,730
    Amortization of premium on mortgage backed securities          62           10,359
    Gain on sale of foreclosed real estate                         --          (42,078)
    Proceeds from joint venture                                    --            8,883
    Gain from real estate development and joint venture          (297)          (6,038)
    Provision for depreciation                                140,640           86,595
    Decrease in accrued interest receivable on loans          237,408          129,823
    (Increase)/Decrease in accrued interest receivable on
      investments                                             (12,431)         366,515
    Decrease in accrued interest receivable on mortgage
      backed securities                                         3,132           20,602
    Decrease in prepaid income taxes                          163,031          147,745
    Increase in deferred income tax assets                    (28,847)         (31,512)
    Amortization of excess of cost over fair value of
      net assets acquired                                          --            6,678
    Increase in other assets                                 (747,425)        (183,253)
    Increase/(decrease) in accrued interest payable on
      deposits                                                (68,285)          31,184
    Decrease in income taxes payable                          (46,987)          (3,639)
    Increase/(decrease) in other liabilities and payables
      to disbursing agents                                   (207,197)         444,999
                                                            ---------       ----------
        Net cash provided by operating activities            (232,620)       1,431,551


               BCSB BANKCORP, INC. AND SUBSIDIARIES
               ------------------------------------
                      BALTIMORE, MARYLAND
                      -------------------

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     ------------------------------------------------


                                                                FOR THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                ----------------------
                                                                 1999            1998
                                                                ------          ------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits             $ 3,205,000    $ 1,752,000
    Purchase of interest bearing deposits                         (1,178,000)    (8,694,000)
    Purchases of investment securities - held to maturity                 --     (8,314,796)
    Proceeds from maturities of investment securities -
      held to maturity                                                    --      7,561,000
    Longer term loans originated                                  (9,398,768)    (8,189,906)
    Principal collected on longer term loans                       2,899,634      2,588,993
    Net (increase) decrease in short-term loans                     (339,188)     3,037,837
    Principal collected on mortgage backed securities              1,537,176      4,797,278
    Purchase of mortgage backed securities                          (999,073)      (481,965)
    Proceeds from sales of foreclosed real estate                         --        230,019
    Investment in premises and equipment                            (412,475)      (146,630)
                                                                 -----------    -----------
        Net cash provided (used) by investing activities          (4,685,694)    (5,860,170)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                    9,197,908      4,151,135
    Increase in Federal Home Loan Bank of Atlanta advances           500,000             --
    Net increase (decrease) in certificates of deposit            (2,454,704)     6,914,594
    Acquisition of stock for Rabbi Trust                             (17,500)            --
    Acquisition of stock for Management Retention Plan              (508,768)            --
    Treasure stock purchase                                          (37,665)            --
    Increase in dividends payable                                     (7,926)            --
    Dividends paid on stock                                         (287,274)            --
                                                                 -----------    -----------
        Net cash provided by financing activities                  6,384,071     11,065,729
                                                                 -----------    -----------

Increase in cash and cash equivalents                              1,465,757      6,637,110
Cash and cash equivalents at beginning of period                   7,188,173     31,074,481
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $ 8,653,930    $37,711,591
                                                                 ===========    ===========

             BCSB BANKCORP, INC. AND SUBSIDIARIES
             ------------------------------------
                    BALTIMORE, MARYLAND
                    -------------------

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     -------------------------------------------------



                                                                FOR THREE MONTH PERIOD
                                                                  ENDED DECEMBER 31,
                                                                ----------------------
                                                                 1999            1998
                                                                ------          ------

The following is a summary of cash and cash equivalents:
    Cash                                                         $ 7,892,751    $ 4,304,929
    Interest bearing deposits in other banks                       6,068,956     12,974,680
    Federal funds sold                                               554,223     29,305,982
                                                                 -----------    -----------
    Balance of cash items reflected on Statement of
      Financial Condition                                         14,515,930     46,585,591

        Less - certificate of deposit with a maturity of
          more than three months                                   5,862,000      8,874,000
                                                                 -----------    -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                                      $ 8,653,930    $37,711,591
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                     $ 2,716,923    $ 2,416,591
                                                                 ===========    ===========
    Income taxes                                                 $    93,604    $    48,035
                                                                 ===========    ===========

Transfer from loans to real estate acquired through foreclosure  $        --    $        --
                                                                 ===========    ===========
Dividends declared on stock                                      $   287,274    $        --
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

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 3 -  Cash Flow Presentation
          ----------------------

     For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

     Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 1999 and 1998 is as follows:

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                       BALTIMORE, MARYLAND

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
   ------------------------------------------------------

Note 4 -  Earnings Per Share (Continued)
          ------------------

                                    For the Three Months Ended December 31, 1999
                                   ---------------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------
     Income available to
       shareholders                $  287,807       5,749,765      $ 0.05

     Effect of dilutive shares             --          99,044          --
                                   ----------       ---------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                $  287,807        5,848,809      $ 0.05
                                  ==========        =========      ======
                                    For the Three Months Ended December 31, 1998
                                   ---------------------------------------------
                                     Income          Shares        Per Share
     Basic EPS                     (Numerator)     (Denominator)     Amount
     ---------                     -----------     -------------   ---------
     Income available to
       shareholders                $244,765        $5,849,951      $ 0.04

     Effect of dilutive shares           --            88,859          --
                                   --------        ----------      ------
     Diluted EPS
     -----------
     Income available to common
       stockholders plus assumed
       conversions                 $244,765        $5,938,810      $ 0.04
                                   ========        ==========      ======

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at December 31, 1999.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                          ---------------------  --------------------       ------------------
                           Actual        % of    Required        % of       Required     % of
                           Amount       Assets    Amount        Assets       Amount     Assets
                          ---------     ------   --------       ------      --------    ------
                                                      (unaudited)
Tangible (1)              $35,303,538   11.84%  $ 4,471,003     1.50%        N/A         N/A
Tier 1 capital (2)         35,303,538   21.77           N/A      N/A       $ 9,729,727   6.00%
Core (1)                   35,303,538   11.84     8,942,005     3.00        14,903,063   5.00
Risk-weighted (2)          36,626,316   22.59    12,972,969     8.00        16,216,211  10.00

____________
(1)  To adjusted total assets.
(2)  To risk-weighted assets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

     The Company was formed by the Bank to become the holding company of the Bank following the Bank's reorganization to the mutual holding company form of organization (the
"Reorganization").  The Reorganization was consummated on July
8, 1998.

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

YEAR 2000 READINESS DISCLOSURE

     The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

     The Company's operations, like those of most financial institutions, are substantially dependent upon computer systems for lending and deposit activities. The Company's Year 2000 committee has successfully completed all five phases of the Year 2000 Plan, which was approved by the Board of Directors and developed in accordance with the Federal Financial Institutions Examination Council.

     For the three months ended December 31, 1999 there were no additional Year 2000 expenditures. The Company estimates that the total future cost of Year 2000 compliance, excluding internal staffing costs, will not exceed $10,000. The Company believes that its policies, plans and actions are in compliance with regulatory guidelines and milestone dates.

     The Bank is not aware of any customers experiencing Year
2000 problems that would have adversely affected their ability to comply with their obligations to the Bank.

     Management experienced no material problems in its transition to the Year 2000. All estimates and benchmark dates were achieved with little or no deviations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND
SEPTEMBER 30, 1999

     During the three months ended December 31, 1999, the Company's assets increased by $6.4 million, or 2.1%, from $298.3 million at September 30, 1999 to $304.6 million at December 31, 1999. The Company has sought to increase loans in order to take advantage of the higher yields on loans compared to investment
securities and mortgage-backed securities.   Loans receivable,
net increased by $6.8 million, or 3.2%, from $215.3 million at September 30, 1999 to $222.2 million at December 31, 1999. The Company's mortgage-backed securities decreased by $538,000 , or 2.3%, from $23.5 million at September 30, 1999 to $23.0 million at December 31, 1999. The Company's investment portfolio remained stable with $35.2 million at September 30, 1999 and December 31, 1999. The Company's deposits increased by $5.9 million, or 2.5%, from $233.4 million at September 30, 1999 to $239.3 million at December 31, 1999. The increase in deposits was achieved through the opening of new offices, increased advertising and promotion activities. The Company took $500,000 in advances from the Federal Home Loan Bank of Atlanta during the quarter ended December 31, 1999. The borrowed money was used to fund loan demand.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

     Net Income. Net income increased by $43,000, or 17.5%, from $245,000 for the three months ended December 31,1998 to $288,000 for the three months ended December 31, 1999. The increase in net income was primarily attributable to increased interest income from the increased loan portfolio.

     Net Interest Income. Net interest income was $2.5 million for the three months ended December 31, 1999, compared to $2.3 million for the three months ended December 31, 1998, representing an increase of $156,000, or 6.8%. The increase was primarily due to the lower yield paid on deposits of 4.10% for the three months ended December 31, 1999 compared to a 4.30% yield paid on deposits for the three months ended December 31, 1998, and an increase in interest rate spread from 2.89% for the three months ended December 31, 1998 to 3.06% for the three months ended December 31, 1999.

     Interest Income.  Interest income increased by $394,000,
or 8.2% to $5.2 million for the three months ended December 31, 1999 from $4.8 million at December 31, 1998. Interest and fees on loans increased by $546,000, or 15.3%, from $3.6 million for the three months ended December 31, 1998 to $4.1 million for the three months ended December 31,1999 primarily due to a $ 36 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average volume of loans receivable more than offset a 28 basis point decrease in the average yield on loans. Additionally, interest and dividends on investment securities increased by $374,000 or 190.8%, from$196,000 for the three months ended December 31, 1998 to $570,000 for the three months ended December 31, 1999. This increase was due to an increase in the investment securities
portfolio.   These increases offset a $134,000 or 26.2%,
decrease in interest on mortgage-backed securities from $511,000 for the three months ended December 31, 1998 to $377,000 for the three months ended December 31, 1999. This decrease in interest on mortgage-backed securities was primarily due to a $8 million decrease in the average volume of mortgage-backed securities, as the Company pursued a strategy of using repayments of mortgage-backed securities to fund loan originations. Additionally, other interest income decreased by $393,000, or 78.6%, from $500,000 for the three months ended December 31, 1998 to $107,000 for the three months ended December 31 1999. This decrease was due to a $33million decrease in the average balance of other investments.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased from $2.4 million for the three months ended December 31, 1998 to $2.7 million for the three months ended December 31, 1999 a change of $237,000 or 9.7%. Interest on deposits remained flat at $2.4 million for the three months ended December 31, 1999, and December 31, 1998, not withstanding a $5.9 million increase in the volume of deposits due to the opening of new offices. Interest on short-term borrowings was $236,000 for the three months ended December 31, 1999. This increase was primarily due to the $16,500,000 in advances from the Federal Home Loan Bank of Atlanta during the quarter ended December 31, 1999. The borrowed money was used to fund loan demand.

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

                                                              THREE MONTHS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1999                                       1998
                                          ---------------------------           --------------------------------
                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans . . . . . . . . . . . . .         $219,804   $ 4,118   7.49%             $183,761     $3,571     7.77%
   Mortgage-backed securities. . . . . .     23,429       377   6.44                31,453        511     6.50
   Dividends and investment securities .     35,233       570   6.47                11,522        196     6.80
   Other investments . . . . . . . . . .      7,168       107   5.98                40,008        500     5.00
                                           --------   ------- ------              --------     ------   ------
       Total interest-earning assets . .    285,635     5,172   7.24               266,743      4,778     7.17
Noninterest-earning assets . . . . . . .     18,210                                 11,409
                                           --------                               --------
       Total assets. . . . . . . . . . .   $303,845                               $278,152
                                           ========                               ========
Interest-bearing liabilities:
   Deposits. . . . . . . . . . . . . . .   $238,345    2,442    4.10              $227,184      2,440     4.30
   Borrowings-short term . . . . . . . .     16,000      236    5.90                    --         --       --
   Other liabilities . . . . . . . . . .      1,639        1    0.32                 1,379          2     0.44
                                           --------   ------  ------              --------     ------   ------
Total interest-bearing liabilities . . .    255,984    2,389    4.19               228,563      2,442     4.27
                                                      ------  ------                           ------   ------
Noninterest-bearing liabilities. . . . .      2,739                                  2,138
                                           --------                               --------
       Total liabilities . . . . . . . .    258,723                                230,152
Stockholders' equity . . . . . . . . . .     45,122                                 47,451
                                           --------                               --------
       Total liabilities and stockholders'
            equity . . . . . . . . . . .   $303,845                               $278,152
                                           ========                               ========

Net interest income. . . . . . . . . . .              $2,493                                   $2,337
                                                      ======                                   ======
Interest rate spread . . . . . . . . . .                        3.06%                                     2.89%
                                                              ======                                    ======
Net interest margin. . . . . . . . . . .                        3.49%                                     3.50%
                                                              ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities . . . .                      111.58%                                   116.70%
                                                              ======                                    ======


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established provisions for losses on loans of $51,000 for the three months ended December 31 1999, as compared to $195,000 for the three months ended December 31 1998, representing a decrease of $144,000. Loan chargeoffs for the three months ended December 31, 1999 were $38,000 as compared to $52,000 for the three months ended December 31, 1998. Loan recoveries were $37,000 for the three months ended December 31, 1999 compared to $42,000 for the three months ended December 31, 1998 . Non performing loans at December 31, 1999 were $513,000 as compared to $1.0 million at December 31, 1998. The total loss allowance allocated to domestic loans is $1.3 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income decreased by $63,000, or 33.0%, from $191,000 for the three months ended December 31, 1998 to $128,000 for the three months ended December 31, 1999. The decrease in other income for the three months ended December 31 1999 was attributable primarily to a $42,000 gain on the sale of foreclosed real estate for the three months ended December 31, 1998. Additionally, rental income decreased by $6,000, or 31.0%, from $38,000 for the three months ended December 31, 1998 to $29,000 for the three months ended December 31, 1999. Miscellaneous income decreased $ 4,000 or 20.0% from $20,000 for the three months ended December 31,1998 to $16,000 for the three months ended December 31, 1999.

     Non-interest Expenses. Total non-interest expenses increased by $174,000, or 9.0%, from $1.9 million for the three months ended December 31, 1998 to $2.1 million for the three months ended December 31, 1999. The increase in non-interest expenses was due to increases in occupancy expense, data processing expense, property and equipment expense and
advertising expense.   Occupancy expense increased by $37,000,
or 21.4%, and property and equipment expense increased $78,000, or 65.5%, due to the expenses associated with the establishment of new offices. Data processing expense increased $29,000, or 28.1%, due to the successful increase in account levels. The Company increased its advertising expense by $86,000, or 81.9%, in an effort to increase market share and promote new offices opened in 1999.

     Income Taxes. The Company's income tax expense was $181,000 and $161,000 for the three months ended December 31, 1999 and 1998, respectively. The Company's effective tax rates were 38.6% and 39.6% for the three months ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31 1999 and 1998, the Company had $15.9 million and $12.2 million, respectively, of loan originations. During the three months ended December 31, 1999 and 1998, the Company purchased investment securities in the amounts of $-0- and $8.3 million, respectively, and mortgage-backed securities in the amounts of $1 million and $482,000, respectively. The purchase of interest-bearing deposits decreased from $8.7 million for the three months ended December 31, 1998 to $1.2 million for the three months ended December 31, 1999. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of December was approximately 24.81%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1999, cash, interest-bearing deposits in other banks and federal funds sold were $7.9 million, $6.1 million and $554,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than three months at December 31,1999 totaled $50.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 1999, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $1.0 million, $11.3 million and $1.4 million, respectively.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY-HOLDERS

     None.

    ITEM 5.   OTHER INFORMATION

    None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Form 8-K

          No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                         SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANCORP, INC.



Date: February 3, 2000            /s/ Gary C. Loraditch
                                  ------------------------------
                                  Gary C. Loraditch
                                  President
                                  (Principal Executive Officer)



Date: February 3, 2000            /s/ Bonnie M. Klein
                                  ------------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)