Form 10QSB
period 2000-03-31
BCSB BANKCORP INC
filed 2000-05-11
CIK 1052101

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-QSB

                         (Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

[ ]  Transition Report under Section 13 or 15(d) of the
     Exchange Act

 For the transition period from ______ to ______

                 Commission File Number:  0-24589

                       BCSB BANKCORP, INC.

   (Exact Name of Small Business Issuer as Specified in its
                           Charter)


          UNITED STATES                          52-2108333
 -------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)              Identification No.)


    4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND  21236

             (Address of Principal Executive Offices)

                          (410) 256-5000

         Issuer's Telephone Number, Including Area Code)

                               N/A

(Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)
----------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     As of May 9, 2000, the issuer had 5,931,962 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----

                             CONTENTS


                                                           PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial
              Condition as of March 31, 2000
              (unaudited) and September 30, 1999 . . . . . . 2

          Consolidated Statements of Operations
              for the Six and Three Months Ended
              March 31, 2000 and 1999 (unaudited). . . . . . 3

          Consolidated Statements of Cash Flows
              for the Six Months Ended March
              31, 2000 and 1999 (Unaudited). . . . . . . . . 4

     Notes to Consolidated Financial Statements. . . . . . . 7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation  . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . 16

Item 2.  Changes in Securities and Use of Proceeds. . . . . 16

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . 16

Item 4.  Submission of Matters to a Vote of Security
         Holders. . . . . . . . . . . . . . . . . . . . . . 16

Item 5.  Other Information. . . . . . . . . . . . . . . . . 16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 16


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 18

              BCSB BANKCORP, INC. AND SUBSIDIARIES
              ------------------------------------
                     BALTIMORE, MARYLAND

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         ----------------------------------------------

                                                         MARCH 31,   SEPTEMBER 30,
                                                           2000          1999
                                                       -----------   -------------
                                                       (Unaudited)
                     Assets
                     ------
Cash                                                   $  5,326,235   $  5,976,961
Interest bearing deposits in other banks                  6,344,277      8,651,267
Federal funds sold                                          143,596        448,945
Investment securities, held to maturity                  38,783,370     35,232,306
Loans receivable, net                                   229,779,739    215,383,087
Mortgage backed securities, held to maturity             23,344,379     23,499,794
Foreclosed real estate, net                                  89,091         89,091
Investment in real estate development and loans
  to joint venture                                            5,820          5,287
Premises and equipment, net                               6,704,406      4,846,121
Federal Home Loan Bank of Atlanta stock                   1,834,400      1,650,300
Accrued interest receivable  - loans                        681,740        834,424
                             - investments                  670,213        635,757
                             - mortgage backed securities   136,764        140,005
Deferred and prepaid income taxes                           363,154        361,211
Other assets                                                507,752        547,171
                                                       ------------   ------------
Total assets                                           $314,714,936   $298,301,727
                                                       ============   ============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                             $249,096,503   $233,364,564
  Advances from the Federal Home Loan Bank of Atlanta    17,100,000     16,000,000
  Advance payments by borrowers for taxes and insurance   1,992,256      1,101,971
  Income taxes payable                                       11,458         60,670
  Payables to disbursing agents                             343,347        163,923
  Dividends payable                                         274,950        294,797
  Other liabilities                                       2,185,808      2,035,343
                                                       ------------   ------------
Total liabilities                                       271,004,322    253,021,268

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,931,962 shares issued and 6,116,562 outstanding
    at March 31, 2000 and September 30, 1999
    respectively)                                            59,320         61,166
  Additional paid-in capital                             20,468,292     21,918,472
  Retained earnings (substantially restricted)           25,645,218     25,788,692
                                                       ------------   ------------
                                                         46,172,830     47,768,330
  Employee Stock Ownership Plan                          (1,417,692)    (1,509,156)
  Stock held by Rabbi Trust                              (1,044,524)      (978,715)
                                                       ------------   ------------
                                                         43,710,614     45,280,459
                                                       ------------   ------------
Total liabilities and retained earnings                $314,714,936   $298,301,727
                                                       ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                BCSB BANKCORP, INC. AND SUBSIDIARIES
                ------------------------------------
                         BALTIMORE, MARYLAND

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          -------------------------------------------------

                                    For Six Months Ended    For Three Months Ended
                                           March  31,               March 31,
                                    ----------------------------------------------
                                      2000         1999       2000          1999
                                    --------     --------   --------      --------
Interest Income
---------------
  Interest and fees on loans       $ 8,254,671   $7,153,165  $4,137,071  $3,582,043
  Interest on mortgage backed
    securities                         741,307      950,861     363,978     439,818
  Interest and dividends on
    investment securities            1,150,344      565,386     580,398     369,516
  Other interest income                206,757      894,142      99,617     393,719
                                   -----------   ----------  ----------  ----------
Total interest income               10,353,079    9,563,554   5,181,064   4,785,096

Interest Expense
----------------
  Interest on deposits               5,009,131    4,854,149   2,566,887   2,413,723
  Interest on borrowings - short
    term                               439,275           --     203,392          --
  Other Interest Expense                 2,453        3,539       1,147       2,026
                                   -----------   ----------  ----------  ----------
Total interest expense               5,450,859    4,857,688   2,771,426   2,415,749
                                   -----------   ----------  ----------  ----------
  Net interest income                4,902,220    4,705,866   2,409,638   2,369,347
  Provision for losses on loans         51,400      232,361          --      37,774
                                   -----------   ----------  ----------  ----------
  Net interest income after
    provision for losses on
    loans                            4,850,820    4,473,505   2,409,638   2,331,573

Other Income (Loss)
-------------------
  Gain (loss) on sale of foreclosed
   real estate                          (5,654)       1,007      (5,654)    (41,071)
  Servicing fee income                   4,327          281       4,206         136
  Fees and charges on loans             73,328       77,591      37,782      39,301
  Fees on transaction accounts          96,404       89,292      48,677      40,162
  Rental income                         58,203       63,860      29,183      28,831
  Gain from real estate development
    and joint venture                      533        6,038         236          --
  Gain on sale of Fixed Assets           3,475           --       3,475          --
  Miscellaneous income                  33,574       33,341      17,805      13,403
                                   -----------   ----------  ----------  ----------
  Net other income (loss)              264,190      271,410     135,710      80,762

Non-Interest Expenses
---------------------
  Salaries and related expense       2,223,486    2,159,087   1,138,328   1,026,132
  Occupancy expense                    464,577      340,685     254,382     167,771
  Deposit insurance premiums            84,468       68,943      34,154      26,584
  Data processing expense              276,783      264,849     144,892     161,661
  Property and equipment expense       407,458      248,283     210,081     129,402
  Professional fees                    107,971      112,829      55,780      32,912
  Advertising                          456,325      200,916     265,166      96,223
  Telephone, postage and office
    supplies                           247,757      166,753     121,251      85,569
  Amortization of excess of cost
    over fair value of net
    assets acquired                         --       13,356          --       6,678
  Other expenses                       157,266      194,213     100,971     109,859
                                   -----------   ----------  ----------  ----------
Total non-interest expenses          4,426,086    3,769,914   2,325,005   1,842,791
                                   -----------   ----------  ----------  ----------

Income before tax provision            688,924      975,001     220,343     569,544
Income tax provision                   270,172      382,400      89,398     221,708
                                   -----------   ----------  ----------  ----------
Net income                         $   418,752   $  592,601  $  130,945  $  347,836
                                   ===========   ==========  ==========  ==========
Basic and diluted earnings
  per share                        $       .07   $     0.10  $      .02  $      .06
                                   ===========   ==========  ==========  ==========

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

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             BALTIMORE, MARYLAND
                             -------------------

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------

                                                   FOR SIX MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                 2000               1999
                                               --------           -------
Operating Activities
--------------------
   Net Income                                 $418,752            $ 592,778
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments        (1,064)              (2,104)
    Loan fees (costs) deferred, net            (64,734)              (2,235)
    Amortization of deferred loan fees
      (costs), net                             (24,456)            (137,608)
    Provision for losses on loans               51,400              232,361
    Non-cash compensation under Stock-Based
      Benefit Plans                             66,897               66,745
    Amortization of premium on mortgage
      backed securities                         19,937               20,880
    Gain on sale of foreclosed real estate          --               (1,007)
    Gain from real estate development and
      joint venture                               (533)              (6,038)
    Provision for depreciation                 293,005              180,458
    Gain on Sale of Fixed Assets                (3,475)                  --
    Decrease in accrued interest receivable
      on loans                                 152,684               53,015
    (Increase) decrease in accrued interest
      receivable on investments                (34,456)              45,654
    Decrease in accrued interest receivable
      on mortgage backed securities              3,241               41,891
    Increase (decrease) in prepaid income
      taxes                                     26,906              (63,518)
    Increase  in deferred income tax assets    (28,848)             (72,647)
    Amortization of excess of cost over fair
      value of net assets acquired                  --               13,356
    (Increase) decrease  in other assets        39,419             (252,672)
    Decrease in accrued interest payable
      on deposits                              (64,260)             (49,817)
    Decrease in income taxes payable           (49,212)              (1,315)
    Increase in other liabilities and
      payables to disbursing agents            329,888              565,596
    Decrease in Dividends Payable              (19,847)                  --
                                              --------           ----------
  Net cash provided by operating activities    111,244            1,223,773

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             BALTIMORE, MARYLAND
                             -------------------

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             ------------------------------------------------

                                                FOR SIX MONTHS ENDED
                                                      MARCH 31,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing
      deposits                                  $3,495,000    $  2,252,000
    Purchase of interest bearing deposits       (1,178,000)    (10,444,000)
    Purchases of investment securities -
      held to maturity                          (4,050,000)    (25,049,611)
    Proceeds from maturities of investment
      securities - held to maturity                500,000       9,426,000
    Longer term loans originated               (17,509,864)    (20,290,340)
    Principal collected on longer term loans    14,887,123      15,819,806
    Net Increase in short-term loans           (11,736,120)     (4,783,360)
    Principal collected on mortgage backed
      securities                                 2,963,743       8,626,673
    Purchase of mortgage backed securities      (2,828,265)       (481,965)
    Proceeds from sales of foreclosed real
      estate                                            --         230,019
    Proceeds from joint venture                         --           8,261
    Investment in premises and equipment        (2,147,815)       (447,936)
    Purchase of Federal Home Loan Bank of
      Atlanta stock                               (184,100)       (138,400)
                                              ------------    ------------
    Net cash provided (used) by investing
      activities                               (17,788,298)    (25,272,853)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits,
      money market, passbook accounts and
      advances by borrowers for taxes and
      insurance                                   5,825,098      5,047,322
    Increase in Federal Home Loan Bank of
      Atlanta advances                            6,600,000             --
    Repayment of Federal Home Loan Bank of
      Atlanta advances                           (5,500,000)            --
    Net increase in certificates of deposit      10,861,386      6,882,743
    Acquisition of Stock for Rabbi Trust            (65,809)            --
    Treasury Stock Purchase                      (1,389,795)            --
    Acquisition of Stock for Management
      Retention Plan                                (37,665)            --
    Dividends declared on stock                    (562,226)            --
                                               ------------   ------------
        Net cash provided by financing
          activities                             15,730,989     11,930,065
                                               ------------   ------------
Increase (decrease) in cash and cash
  equivalents                                      (946,065)   (12,119,015)
Cash and cash equivalents at beginning
  of period                                       7,188,173     31,074,481
                                               ------------   ------------
Cash and cash equivalents at end of period     $  6,242,108   $ 18,955,466
                                               ============   ============

                   BCSB BANKCORP, INC. AND SUBSIDIARIES
                   ------------------------------------
                             BALTIMORE, MARYLAND
                             -------------------
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              -------------------------------------------------

                                                           FOR SIX MONTH PERIOD
                                                               ENDED MARCH 31,
                                                         -------------------------
                                                           2000             1999
                                                         --------         --------
The following is a summary of cash and cash equivalents:
    Cash                                                 $ 5,326,235    $ 2,789,304
    Interest bearing deposits in other banks               6,344,277     17,476,517
    Federal funds sold                                       143,596      8,813,645
                                                         -----------    -----------
    Balance of cash items reflected on Statement of
      Financial Condition                                 11,814,108     29,079,466

        Less - certificate of deposit with a maturity
          of more than three months                        5,572,000     10,124,000
                                                         -----------    -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                              $ 6,242,108    $18,955,466
                                                         ===========    ===========

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                             $ 5,596,650    $ 4,988,332
                                                         ===========    ===========

    Income taxes                                         $   235,200    $   486,435
                                                         ===========    ===========

Transfer from loans to real estate acquired
  through foreclosure                                    $        --    $   151,232
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

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and six months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and six months ended March 31, 2000 is as follows:

                    BCSB BANKCORP, INC. AND SUBSIDIARIES
                    ------------------------------------
                         BALTIMORE, MARYLAND

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ------------------------------------------------------

Note 4 -  Earnings Per Share (Continued)
          ------------------

                                         For the Six Months Ended March 31, 2000
                                        ------------------------------------------
                                           Income          Shares        Per Share
     Basic EPS                           (Numerator)     (Denominator)     Amount
----------------------------------------------------------------------------------
     Income available to shareholders    $418,752          5,707,327      $0.07

     Effect of dilutive shares                 --            103,393         --
                                         --------          ---------      -----

     Diluted EPS
     -----------

     Income available to common
       stockholders plus assumed
       conversions                       $418,752          5,810,720      $0.07
                                         ========          =========      =====
                                         For the Three Months Ended March 31, 2000
                                        ------------------------------------------
                                           Income          Shares        Per Share
     Basic EPS                           (Numerator)     (Denominator)     Amount
----------------------------------------------------------------------------------
     Income available to shareholders    $130,495         5,666,140      $0.02

     Effect of dilutive shares                 --           107,794         --
                                         --------         ---------      -----

     Diluted EPS
     -----------

     Income available to common
       stockholders plus assumed
       conversions                       $130,495         5,773,934      $0.02
                                         ========         =========      =====

Note 5 -  Regulatory Capital
          ------------------

          The following table sets forth the Bank's capital position at March 31, 2000.

                                                                              To Be Well
                                                                            Capitalized Under
                                                      For Capital            Prompt Corrective
                                   Actual          Adequacy Purposes        Action Provision
                          ---------------------  --------------------       ------------------
                           Actual        % of    Required        % of       Required     % of
                           Amount       Assets    Amount        Assets       Amount     Assets
                          ---------     ------   --------       ------      --------    ------
Tangible (1)              $34,107,826   11.08%  $ 4,614,669      1.50%      $       N/A     N/A%
Tier 1 capital (2)         34,107,826   18.43           N/A       N/A        11,106,057    6.00
Core (1)                   34,107,826   11.08     9,229,337      3.00        15,382,229    5.00
Risk-weighted (2)          35,423,142   19.14    14,808,077      8.00        18,510,096   10.00

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND
SEPTEMBER 30, 1999

     During the six months ended March 31, 2000, the Company's assets increased by $16.4 million, or 5.5%, from $298.3 million at September 30, 1999 to $314.7 million at March 31, 2000. The Company has sought to increase loans in order to take advantage of the higher yields on loans compared to investment securities and mortgage-backed securities. Loans receivable, net increased by $14.4 million, or 6.7%, from $215.4 million at September 30, 1999 to $229.8 million at March 31, 2000. The Company's mortgage-backed securities decreased by $156,000, or .01%, from $23.5 million at September 30, 1999 to $23.3 million at March 31, 2000. The Company's investment securities increased by $3.5 million, or 10.1%, from $35.2 million at September 30, 1999 to $38.8 million at March 31, 2000. The Company's premises and equipment increased $1.9 million or 38.3% from $4.8 million at September 31, 1999 to $6.7 million at March 31, 2000. The increase was due to the construction of a new branch office building. The Company's deposits increased by $15.7 million, or 6.7%, from $233.3 million at September 30, 1999 to $249.0 million at March 31, 2000. The increase in deposits was achieved through the opening of new offices, increased advertising and promotion activities. The Company took $1.1 million in advances from the Federal Home Loan Bank of Atlanta during the quarter ended March 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 2000 AND 1999

     Net Income. Net income decreased by $174,000, or 29.3%, from $593,000 for the six months ended March 31, 1999 to $419,000 for the six months ended March 31, 2000. The decrease in net income was primarily attributable to increased non-interest expense, which was only partially offset by an increase in net interest income.

     Net Interest Income. Net interest income was $4.9 million for the six months ended March 31, 2000, compared to $4.7 million for the six months ended March 31, 1999, representing an
increase of $196,000, or 4.2%.   The increase was primarily due
to the lower yield paid on deposits of 4.14% for the six months ended March 31, 2000 compared to 4.24% for the six months ended September 30, 1999 and an increase in interest rate spread from 2.89% for the six months ended September 30,1999 to 2.95% for the six months ended March 31, 2000.

     Interest Income. Interest income increased by $789,000, or 8.2%, from $9.6 million for the six months ended March 31, 1999 to $10.4 million for the six months ended March 31, 2000. This increase was due primarily to a $1.1 million, or 15.4%, increase in interest and fees on loans from $7.2 million for the six months ended March 31, 1999 to $8.3 million for the six months ended March 31, 2000. The increase in interest and fees on loans was primarily due to a $37.0 million increase in the average balance of loans receivable. This increase more than offsets decreases in interest on mortgage-backed securities and other interest income. Other interest income which consists of interest earned on deposits in banks and Federal Funds sold, decreased by $687,000, or 76.8% from $894,000 for the six months ended March 31, 1999 to $207,000 for the six months ended March 31, 2000. Interest on mortgage-backed securities decreased by $210,000, or 22.0%, from $951,000 for the six months ended March 31, 1999 to $741,000 for the six months ended March 31, 2000. This decrease was primarily due to a $6.1 million decrease in the average balance of mortgage-backed securities. Interest and dividends on investment securities increased $585,000, or 103.5%, from $565,000 for the six months ended March 31, 1999 to $1.1 million for the six months ended March 31, 2000. This increase was primarily due to a 49 basis point increase in the average yield on investment securities, due to the purchase of higher yielding securities.

     Interest Expense. Interest expense, which consists of interest on deposits, and interest on short-term borrowings, was $4.9 million for the six months ended March 31, 1999 and $5.5 million for the six months ended March 31, 2000. This increase was primarily due to an increase in interest on short term borrowings from $0 for the six months ended March 31, 1999 to $439,000 for the six months ended March 31, 2000. During the six months ended March 31, 2000, an increase in the average volume of deposits was offset by a 10 basis point decrease in the average cost of deposits.

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

                                                              SIX MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   2000                                       1999
                                          ---------------------------           --------------------------------
                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                   $222,999   $ 8,255   7.40%             $186,016     $7,154     7.69%
   Mortgage-backed securities                23,233       741   6.38                29,341        951     6.48
   Investment securities and FHLB stock      36,075     1,150   6.38                19,188        565     5.89
   Interest-bearing deposits in other
     banks and Federal Funds sold             6,908       207   5.99                34,851        894     5.13
                                           --------   -------                     --------     ------
       Total interest-earning assets        289,215    10,353   7.16               269,396      9,564     7.10
Noninterest-earning assets                   16,888                                  9,799
                                           --------                               --------
       Total assets                        $306,103                               $279,195
                                           ========                               ========
Interest-bearing liabilities:
   Deposits                                $241,896    5,009    4.14              $228,997      4,854     4.24
   Borrowings-short term                     15,083      439    5.82                    --         --       --
   Other liabilities                          1,656        2    0.24                 1,776          4     0.45
                                           --------   ------                      --------     ------
Total interest-bearing liabilities          258,635    5,450    4.21               230,773      4,858     4.21
                                                      ------                                   ------
Noninterest-bearing liabilities               2,737                                  2,938
                                           --------                               --------
       Total liabilities                    261,372                                233,711
Stockholders' equity                         44,731                                 45,484
                                           --------                               --------
       Total liabilities and stockholders'
            equity                         $306,103                               $279,195
                                           ========                               ========
Net interest income                                   $4,903                                   $4,706
                                                      ======                                   ======
Interest rate spread                                            2.94%                                     2.89%
                                                              ======                                    ======
Net interest margin                                             3.39%                                     3.49%
                                                              ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities . . . .                      111.82%                                   116.74%
                                                              ======                                    ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established provision for losses on loans of $51,000 for the six months ended March 31, 2000, as compared to $232,000 for the six months ended March 31, 1999, representing a decrease of $181,000. Loan chargeoffs for the six months ended March 31, 2000 were $76,000 as compared to $74,000 for the six months ended March 31, 1999. Loan recoveries were $67,000 for the six months ended March 31, 2000, compared to $46,000 for the six months ended March 31, 1999. Non performing loans at March 31, 2000 were $477,000 as compared to $554,000 at March 31, 1999.
The total loss allowance allocated to domestic loans is $1.3 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income decreased by $7,000, or 2.6%, from $271,000 for the six months ended March 31, 1999 to $264,000 for the six months ended March 31, 2000. The decrease in other income for the six months ended March 31, 2000 was attributable primarily to a $5,600 loss on the sale of foreclosed real estate, as compared to a $1,000 gain during the six months ended March 31, 1999. Additionally, the decrease in other income reflected a $5,600, or 8.8%, decrease in rental income from $64,000 for the six months ended March 31, 1999 to $58,000 for the six months ended March 31, 2000. These losses were partially offset by a $7,100 increase, or 7.9% in transaction account fees for the six months ended March 31, 2000 from $89,000 for the six months ended March 31, 1999, compared to $96,000 for the six months ended March 31, 2000.

     Non-interest Expenses. Total non-interest expenses increased by $656,000, or 17.4%, from $3.8 million for the six months ended March 31, 1999 to $4.4 million for the six months ended March 31, 2000. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage and office supplies, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $64,000, or 3.0%, due to the recruitment of personnel for new offices. Occupancy expense increased by $124,000, or 36.4% and property and equipment expense increased by $159,000, or 64.1%. Telephone, postage and office supplies increased by $81,000, or 48.5% due to the expenses associated with the establishment of new offices. The Company increased its advertising expense by $255,000, or 126.9%, in an effort to increase market share, and promote the new offices.

     Income Taxes. The Company's income tax expense was $270,000 and $382,000 for the six months ended March 31, 2000 and 1999, respectively. The Company's effective tax rates were 39.2% and 39.2% for the six months ended March 31, 2000 and 1999, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2000 AND 1999

     Net Income. Net income decreased by $217,000, or 62.4%, from $348,000 for the three months ended March 31, 1999 to $131,000 for the three months ended March 31, 2000. The decrease in net income was primarily attributable to increased non-interest expense, and increased interest expenses, which more than offset an increase in interest income.

     Net Interest Income. Net interest income remained unchanged at $2.4 million for the three months ended March 31, 2000, and the three months ended March 31, 1999. This stability was due to the increase in interest income offsetting the increase in interest expense.

     Interest Income. Interest income increased by $396,000, or 8.3%, from $4.8 million for the three months ended March 31, 1999 to $5.1 million for the three months ended March 31, 2000. Interest and fees on loans increased by $555,000, or 15.5%, from $3.6 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000 primarily due to a $37.9 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average volume of loans receivable more than offset a 29 basis point decrease in the average yield on loans. Additionally, interest and dividends on investment securities increased by $211,000 or 57.1%. These increases offset a $294,000 decrease in other interest income and a $76,000, or 17.2%, decrease in interest on mortgage-backed securities from $440,000 for the three months ended March 31, 1999 to $364,000 for the three months ended March 31, 2000.
This decrease in mortgage-backed securities was primarily due to a $4.1 million decrease in the average volume of mortgage-backed securities, as the Company pursued a strategy of using epayments of mortgage-backed securities to fund loan originations.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased form $2.4 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000 a change of $356,000 or 14.7%. Interest on deposits increased $153,000 during the three months ended March 31, 2000, due to an increase in the average volume of deposits. Interest on short-term borrowings was $203,000 for the three months end March 31, 2000. This increase was primarily due to the $17.1 million in advances from the Federal Home Loan Bank of Atlanta. The borrowed money was used to fund loan demand.

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

                                                            THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------
                                                   2000                                       1999
                                          ---------------------------           --------------------------------
                                          AVERAGE             AVERAGE           AVERAGE                 AVERAGE
                                          BALANCE   INTEREST   RATE             BALANCE    INTEREST       RATE
                                          -------   --------  ------            -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                   $226,194   $ 4,137   7.32%             $188,271     $3,582     7.61%
   Mortgage-backed securities                23,038       364   6.32                27,229        440     6.46
   Investment securities and FHLB stock      36,917       580   6.28                26,854        369     5.50
   Interest-bearing deposits in other
     banks and Federal Funds sold             6,647       100   6.02                29,695        394     5.31
                                           --------   -------                     --------     ------
       Total interest-earning assets        292,796     5,181   7.08               272,049      4,785     7.04
Noninterest-earning assets                   15,566                                  9,293
                                           --------                               --------
       Total assets                        $308,362                               $281,342
                                           ========                               ========
Interest-bearing liabilities:
   Deposits                                $245,446    2,567    4.18              $230,810      2,414     4.18
   Borrowings-short term                     14,167      203    5.73                    --         --       --
   Other liabilities                          1,673        1     .24                 2,174          2     0.37
                                           --------   ------                      --------     ------
Total interest-bearing liabilities          261,286    2,771    4.24               232,984      2,416     4.15
                                                      ------                                   ------
Noninterest-bearing liabilities               2,736                                  2,604
                                           --------                               --------
       Total liabilities                    264,022                                235,588
Stockholders' equity                         44,340                                 45,754
                                           --------                               --------
       Total liabilities and stockholders'
            equity                         $308,362                               $281,342
                                           ========                               ========
Net interest income                                   $2,410                                   $2,369
                                                      ======                                   ======
Interest rate spread                                            2.84%                                     2.89%
                                                              ======                                    ======
Net interest margin                                             3.29%                                     3.48%
                                                              ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                              112.06%                                   116.77%
                                                              ======                                    ======

      Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company did not increase the provision for losses for the three months ended March 31, 2000. The Company believes the $1.3 million allowance for loan losses is sufficient based on past experience. Loan chargeoffs for the three months ended March 31, 2000 were $38,000 as compared to $32,000 for the three months ended March 31.1999. Loan recoveries were $30,000 for the three months ended March 31, 2000 as compared to $14,000 for the three months ended March 31, 1999. Non performing loans at March 31, 2000 were $477,000 as compared to $554,000 at March 31, 1999.
In establishing such provisions, management considered the increased size of the loan portfolio, as well as an analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $55,000, or 68.0%, from $81,000 for the three months ended March 31, 1999 to $136,000 for the three months ended March 31, 2000. The increase in other income for the three months ended March 31, 2000 was attributable primarily to a $35,000 decrease in losses on sales of foreclosed real estate and a $9,000, increase in fees on transaction accounts, from $40,000 for the three months ended March 31, 1999 to $49,000 for the three months ended March 31, 2000.

     Non-interest Expenses. Total non-interest expenses increased by $482,000, or 26.2%, from $1.8 million for the three months ended March 31, 1999 to $2.3 million for the three months ended March 31, 2000. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage, and office supplies, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $112,000, or 10.9%, due to the recruitment of personnel for the new offices. Occupancy expense increased by $87,000, or 51.2%, and property and equipment expense increased $81,000, or 62.3%, telephone postage and office supplies increased $36,000 or 41.7% due to the expenses associated with the establishment of new offices. The Company increased its advertising expense by $169,000, or 176.0%, in an effort to increase market share and promote the new offices.

     Income Taxes. The Company's income tax expense was $89,000 and $222,000 for the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rates were 40.5% and 38.9% for the three months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Bank exceeded all regulatory minimum capital requirements. For information reconciling the Bank's retained earnings as reported in its financial statements at March 31, 2000 to its tangible, core and risk-based capital levels and comparing such totals to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2000 and 1999, the Company had $17.5 million and $20.3 million, respectively, of loan originations. During the six months ended March 31, 2000 and 1999, the Company purchased investment securities in the amounts of $4.1 million and $25.0 million, respectively, and mortgage-backed securities in the amounts of $2.8 million and $482,000 respectively. The purchase of interest-bearing deposits decreased from $10.4 million for the six months ended March 31, 1999 to $1.2 million for the six months ended March 31, 2000. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Ban has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of March was approximately 23.1%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, cash, interest-bearing deposits in other banks and federal funds sold were $5.3 million, $6.3 million and $143,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than six months at March 31, 2000 totaled $72.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2000, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $508,000, $20.0 million and $3.2 million, respectively.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS


          The Company's Annual Meeting of Stockholders was held on February 9, 2000. 6,053,162 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                         Votes in Favor
Nominee                   of Election         Votes Withheld
-------                  --------------       --------------

Frank W. Dunton              5,621,456           98,581
Gary C. Loraditch            5,635,025           85,012

      There were 0 broker nonvotes on the matter

      In addition, stockholders voted in favor of the ratifcation of the appointment of Anderson Associates, LLP as independent auditors of the Company for the fiscal year ending September 30, 2000. 5,677,053 votes were cast in favor of the proposal to ratify the appointment of auditors, 30,011 votes were cast against the proposal, and 12793 votes abstained. There were 0 broker nonvotes on the matter.


     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          Exhibit 27 - Financial Data Schedule

     (b)  Form 8-K

          No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                         SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANKCORP, INC.



Date: May 8, 2000                  /s/ Gary C. Loraditch
                                   ---------------------------
                                   Gary C. Loraditch
                                   President
                                   (Principal Executive Officer)



Date: May 8, 2000                  /s/ Bonnie M. Klein
                                   ---------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)