Form 10QSB
period 2000-06-30
BCSB BANKCORP INC
filed 2000-08-11
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


                                   (Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

[  ] Transition Report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)


     UNITED STATES                                              52-2108333
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

            4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND 21236
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 256-5000

                 Issuer's Telephone Number, Including Area Code)


                                       N/A

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---


As of July 25, 2000, the issuer had 5,887,902 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes               No    X
    ---------        -------

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  June 30, 2000 (unaudited) and September 30, 1999............2

         Consolidated Statements of Operations for the Nine Months and
                  Three Months Ended June 30, 2000 and 1999 (unaudited).......3

         Consolidated Statements of Cash Flows for the Nine Months Ended
                  June 30, 2000 and 1999 (unaudited)..........................4

     Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities and Use of Proceeds...........................15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................16


SIGNATURES...................................................................17

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                              JUNE 30,         SEPTEMBER 30,
                                                                                2000              1999
                                                                            ------------       ------------
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    6,450,374      $    5,976,961
Interest bearing deposits in other banks                                      7,435,479           8,651,267
Federal funds sold                                                            1,422,549             448,945
Investment securities, held to maturity                                      38,783,403          35,232,306
Loans receivable, net                                                       237,697,086         215,383,087
Mortgage backed securities, held to maturity                                 20,809,848          23,499,794
Foreclosed real estate, net                                                      72,828              89,091
Investment in real estate development and loans to joint venture                  5,672               5,287
Premises and equipment, net                                                   6,528,934           4,846,121
Federal Home Loan Bank of Atlanta stock                                       1,834,400           1,650,300
Accrued interest receivable  - loans                                            729,721             834,424
                              - investments                                     752,912             635,757
                              - mortgage backed securities                      126,151             140,005
Prepaid income taxes                                                            317,325             361,211
Other assets                                                                    759,471             547,171
                                                                         --------------      --------------
Total assets                                                             $  323,726,153      $  298,301,727
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------

Liabilities
-----------
  Deposits                                                               $  262,363,891      $  233,364,564
  Borrowed money                                                             12,500,000          16,000,000
  Advance payments by borrowers for taxes and insurance                       2,855,964           1,101,971
  Income taxes payable                                                           61,309              60,670
  Dividends payable                                                             265,868             294,797
  Payables to disbursing agents                                                 300,434             163,923
  Other liabilities                                                           2,042,421           2,035,343
                                                                         --------------      --------------
Total liabilities                                                           280,389,886         253,021,268

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
  5,887,902 shares issued and 6,116,562 outstanding
  at June 30, 2000 and September 30, 1999 respectively)                          58,879              61,166
  Additional paid-in capital                                                 20,138,917          21,918,472
  Retained earnings (substantially restricted)                               25,554,955          25,788,692
  Employee Stock Ownership Plan                                              (1,371,960)         (1,509,156)
  Stock held by Rabbi Trust                                                  (1,044,524)           (978,715)
                                                                         --------------      --------------
                                                                             43,336,267          45,280,459
                                                                         --------------      --------------
Total liabilities and stockholders' equity                               $  323,726,153      $  298,301,727
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR NINE MONTHS ENDED             FOR THREE MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                --------------------------      -------------------------------
                                                                  2000              1999           2000                 1999
                                                                --------          --------      ----------           ----------
Interest Income
---------------
  Interest and fees on loans                                $  12,570,032      $10,852,836      $  4,315,361      $  3,699,671
  Interest on mortgage-backed securities                        1,109,353        1,336,944           368,046           386,083
  Interest and dividends on investment securities               1,793,016        1,066,517           642,672           501,131
  Other interest income                                           293,289        1,126,885            86,532           234,743
                                                            -------------      -----------      ------------      ------------
Total interest income                                          15,765,690       14,383,182         5,412,611         4,821,628

Interest Expense
----------------
  Interest on deposits                                          7,754,278        7,228,521         2,745,147         2,374,372
  Interest on borrowings - short term                             683,187           12,282           243,912            12,282
  Other interest expense                                            4,174            6,456             1,721             2,917
                                                            -------------      -----------      ------------      ------------
Total interest expense                                          8,441,639        7,247,259         2,990,780         2,389,571
                                                            -------------      -----------      ------------      ------------

  Net interest income                                           7,324,051        7,135,923         2,421,831         2,432,057
  Provision for losses on loans                                    79,353          288,531            27,953            56,170
                                                            -------------      -----------      ------------      ------------
  Net interest income after provision
     for losses on loans                                        7,244,698        6,847,392         2,393,878         2,375,887

Other Income (Loss)
------------------
  Gain (loss) on sale of foreclosed real estate                    (5,654)           4,318                --             3,311
  Servicing fee income                                              6,132              374             1,805                93
  Fees and charges on loans                                       109,939          114,493            36,611            36,902
  Fees on transaction accounts                                    148,562          126,022            52,158            36,730
  Rental income                                                    87,483           84,604            29,280            20,744
  Gain from real estate development and joint venture                 386            6,110              (147)               72
  Gain on sale of Fixed Assets                                      3,475               --                --                --
  Miscellaneous income                                             56,263           57,611            22,689            24,270
                                                            -------------      -----------      ------------      ------------
Net other income (loss)                                           406,585          393,532           142,395           122,122

Non-Interest Expenses
---------------------
  Salaries and related expense                                  3,392,854        3,033,840         1,169,368           874,753
  Occupancy expense                                               727,609          509,790           263,032           169,105
  Deposit insurance premiums                                      113,457          118,014            28,994            49,071
  Data processing expense                                         458,224          381,770           181,441           116,921
  Property and equipment expense                                  603,141          452,655           195,683           204,372
  Professional fees                                               144,567          139,246            36,596            26,417
  Advertising                                                     681,710          309,292           225,385           108,376
  Telephone, postage and office supplies                          357,393          259,814           109,636            93,061
  Amortization of excess of cost over fair value of net
       assets acquired                                                 --           20,034                --             6,678
  Other expenses                                                  194,098          279,244            36,832            85,031
                                                            -------------      -----------      ------------      ------------
Total non-interest expenses                                     6,673,053        5,503,699         2,246,967         1,733,785
                                                            -------------      -----------      ------------      ------------

Income before tax provision                                       978,230        1,737,225           289,306           764,224
Income tax provision                                              383,124          681,079           112,952           298,679
                                                            -------------      -----------      ------------      ------------

Net income                                                  $     595,106      $ 1,056,146      $    176,354      $    465,545
                                                            =============      ===========      ============      ============

Basic earnings per share                                    $        0.11      $      0.18      $       0.03      $      0.08
                                                            =============      ===========      ============      ===========
Diluted earnings per share                                  $        0.10      $      0.18      $       0.03      $      0.08
                                                            =============      ===========      ============      ===========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                FOR NINE MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ------------------------------
                                                                                2000              1999
                                                                            -----------        -----------
Operating Activities
--------------------
  Net Income                                                               $   595,106         $ 1,058,146
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments                                        (1,097)              5,368
    Loan fees deferred, net                                                   (113,520)             36,270
    Amortization of deferred loan fees, net                                    (35,384)           (160,676)
    Provision for losses on loans                                               79,353             288,531
    Non-cash compensation under Stock-Based Benefit Plan                       109,228              83,695
    Amortization of premium on mortgage backed securities                       28,852              31,414
    (Gain)/ loss on sale of foreclosed real estate                               5,654              (4,318)
    Gain from real estate development and joint venture                           (386)             (6,110)
    Provision for depreciation                                                 460,633             281,256
    Gain on Sale of Fixed Assets                                                (3,475)                 --
    (Increase) decrease in accrued interest receivable on loans                104,703             (34,253)
    Increase in accrued interest receivable on investments                    (117,155)            (11,311)
    Decrease in accrued interest receivable on mortgage
         backed securities                                                      13,854              55,283
    Increase (decrease) in prepaid income taxes                                113,794            (368,321)
    Decrease in deferred income tax liabilities                                (69,908)            (93,023)
    Amortization of excess of cost over fair value of net assets acquired           --              22,260
    Increase in other assets                                                  (212,300)           (964,695)
    Decrease in accrued interest payable on deposits                           (85,863)            (35,342)
    Increase  in income taxes payable                                              639              49,882
    Increase in other liabilities and payables to
          disbursing agents                                                    131,356             523,742
                                                                           -----------         -----------
        Net cash provided by operating activities                            1,004,084             757,798

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                                 FOR NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                            --------------------------------
                                                                                2000                1999
                                                                            ------------        ------------

Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $   4,284,000       $   2,837,000
    Purchase of interest bearing deposits                                     (1,178,000)         (8,694,000)
    Purchases of investment securities - held to maturity                     (4,050,000)        (32,052,819)
    Proceeds from maturities of investment securities - held to maturity         500,000          10,926,000
    Longer term loans originated                                             (25,123,204)        (32,570,300)
    Principal collected on longer term loans                                  18,147,276          15,284,958
    Net increase in short-term loans                                         (15,276,825)         (3,403,365)
    Principal collected on mortgage backed securities                          5,489,359          11,392,959
    Purchase of mortgage backed securities                                    (2,828,265)         (1,983,790)
    Proceeds from sales of foreclosed real estate                                 16,263             437,149
    Proceeds from joint venture                                                       --               8,260
    Investment in premises and equipment                                      (2,139,971)           (704,506)
    Purchase of Federal Home Loan Bank of Atlanta stock                         (184,100)           (138,400)
                                                                           -------------       -------------
        Net cash provided (used) by investing activities                     (22,334,467)        (38,660,854)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                6,135,945          11,919,878
    Increase in Federal Home Loan Bank of Atlanta advances                    18,675,000           3,000,000
    Repayment of Federal Home Loan Bank of Atlanta advances                  (22,175,000)                 --
    Net increase in certificates of deposit                                   24,703,238           1,323,608
    Acquisition of stock for Rabbi Trust                                         (65,809)                 --
    Treasury stock purchase                                                   (1,704,671)                 --
    Acquisition of stock for Management Retention Plan                           (37,665)                 --
    Increase in dividends payable                                                (28,929)            295,201
    Dividends declared on stock                                                 (828,843)           (295,201)
                                                                           -------------       -------------
        Net cash provided by financing activities                             24,673,266          16,243,486
                                                                           -------------       -------------

Increase (decrease) in cash and cash equivalents                               3,337,229         (21,659,570)
Cash and cash equivalents at beginning of period                               7,188,173          31,074,481
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  10,525,402           9,414,911
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                  FOR NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                            --------------------------------
                                                                                2000                1999
                                                                            ------------        ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   6,450,374       $   3,825,242
    Interest bearing deposits in other banks                                   7,435,479          12,316,208
    Federal funds sold                                                         1,422,549           1,062,461
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     15,308,402          17,203,911

        Less - certificate of deposit with an original maturity of
          more than three months                                               4,783,000           7,789,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  10,525,402       $   9,414,911
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   5,618,253       $   7,285,012
                                                                           =============       =============

    Income taxes                                                           $     235,200       $     554,661
                                                                           =============       =============

Transfer from loans to real estate acquired through foreclosure            $          --       $     110,161
                                                                           =============       =============


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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Principals of Consolidation
         ---------------------------

         BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. (the "Bank") and subsidiaries, and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

Note 3 - Cash Flow Presentation
         ----------------------

         For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

         Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and nine months ended June 30, 2000 are as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                For the Nine months Ended June 30, 2000
                                                              --------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------

         Income available to shareholders                     $   595,106        5,660,487       $    0.11

         Effect of dilutive shares                                     --          104,176           (0.01)
                                                              -----------       ----------       ---------

         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   595,106        5,764,663       $    0.10
                                                              ===========       ==========       =========


                                                               For the Three Months Ended June 30, 2000
                                                              --------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------

         Income available to shareholders                     $   176,354       $5,524,388       $    0.03

         Effect of dilutive shares                                     --          107,794              --
                                                              -----------       ----------       ---------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   176,354        5,632,182       $    0.03
                                                              ===========       ==========       =========

Note 5 - Regulatory Capital
         ------------------

         The following table sets forth the Bank's capital position at June 30, 2000.

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                            Actual                 Adequacy Purposes         Action Provision
                                    -----------------------   ------------------------  -------------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets   Amount            Assets  Amount            Assets
                                    ------           ------   ------            ------  ------            ------
                                                                          (unaudited)

Tangible (1)                     $ 34,245,202         10.81%$  4,752,844        1.50%     N/A              N/A
Tier 1 capital (2)                 34,245,202         17.85          N/A        N/A     11,509,195         6.00%
Core (1)                           34,245,202         10.81    9,505,689        3.00    15,837,082         5.00
Risk-weighted (2)                  35,535,167         18.53   15,345,593        8.00    19,181,992        10.00

------------
(1)      To adjusted total assets.
(2)      To risk-weighted assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company was formed in May 1998 by the Bank to become the holding company of the Bank following the Bank's reorganization to the mutual holding company form of organization (the "Reorganization"). The Reorganization was consummated on July 8, 1998. All references to the Company prior to July 8, 1998, except where otherwise indicated, are to the Bank.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999

         During the nine months ended June 30, 2000, the Company's assets increased by $25.4 million, or 8.5%, from $298.3 million at September 30, 1999 to $323.7 million at June 30, 2000. The Company has sought to increase loans in order to take advantage of the higher yields on loans compared to investment securities and mortgage-backed securities. Loans receivable, net increased by $22.3 million, or 10.4%, from $215.4 million at September 30, 1999 to $237.7 million at June 30, 2000. The Company's mortgage-backed securities decreased by $2.7 million or 11.4%, from $23.5 million at September 30, 1999 to $20.8 million at June 30, 2000. The Company's investment securities increased by $3.5 million, or 10.1%, from $35.2 million at September 30, 1999 to $38.8 million at June 30, 2000. The Company's premises and equipment increased $1.7 million or 34.7% from $4.8 million at September 31, 1999 to $6.5 million at June 30, 2000. The increase was due to the construction and improvements to new and existing branch offices. The Company's deposits increased by $29.0 million, or 12.4%, from $233.3 million at September 30, 1999 to $262.4 million at June 30, 2000. The increase in deposits was achieved through the opening of new offices, increased advertising and promotion activities. The Company repaid $3.5 million in advances from the Federal Home Loan Bank of Atlanta during the quarter ended June 30, 2000. Common stock and Additional Paid in Capital decreased from $61,000 and $21.9 million, respectively at September 30, 1999 to $59,000 and $20.1 million respectively at June 30, 2000, this was due to the repurchase of 5% of the Company's stock which began at the beginning of this fiscal year and was completed this quarter.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

         Net Income. Net income decreased by $461,000, or 43.7%, from $1.1 million for the nine months ended June 30, 1999 to $595,000 for the nine months ended June 30, 2000. The decrease in net income was primarily attributable to increased non-interest expense, which was only partially offset by an increase in net interest income.

         Net Interest Income. Net interest income was $7.3 million for the nine months ended June 30, 2000, compared to $7.1 million for the nine months ended June 30, 1999, representing an increase of $188,000 or 2.6%. The increase was primarily due to an increase in the average balance in loans from $190.4 million, at June 30, 1999 to $226.9 million at June 30, 2000, offset by decreases in interest rate spread and net interest margin.

         Interest Income. Interest income increased by $1.4 milllion or 9.6%, from $14.4 million for the nine months ended June 30, 1999 to $15.8 million for the nine months ended June 30, 2000. This increase was due primarily to a $1.7 million, or 15.8%, increase in interest and fees on loans from $10.8 million for the nine months ended June 30, 1999 to $12.6 million for the nine months ended June 30, 2000. The increase in interest and fees on loans was primarily due to a $36.5 million increase in the average balance of loans receivable. This increase more than offsets decreases in interest on mortgage-backed securities and other interest income. Other interest income, which consists of interest earned on deposits in banks and Federal Funds sold, decreased by $836,000, or 74.0%, from $1.1million for the nine months ended June 30, 1999 to $293,000 for the nine months ended June 30, 2000. This decrease was due to the investment of lower yielding federal funds transferred to higher yielding loans. Interest on mortgage-backed securities decreased by $228,000, or 17.0%, from $1.3 million for the nine months ended June 30, 1999 to $1.1million for the nine months ended June 30, 2000. This decrease was primarily due to a $5.0 million decrease in the average balance of mortgage-backed securities. Interest and dividends on investment securities increased $726,000, or 68.1%, from $1.1 million for the nine months ended June 30, 1999 to $1.8 million for the nine months ended June 30, 2000. This increase was primarily due to a 44 basis point increase in the average yield on investment securities, due to the purchase of higher yielding securities.

         Interest Expense. Interest expense, which consists of interest on deposits and interest on short-term borrowings, was $7.2 million for the nine months ended June 30, 1999 and $8.4 million for the nine months ended June 30, 2000. This increase was primarily due to an increase in interest on short term borrowings from $12,000 for the nine months ended June 30, 1999 to $683,000 for the nine months ended June 30, 2000. Interest on deposits increased $525,000 from 7.2 million for the nine months ended June 30, 1999 to $7.8 million for the nine months ended June 30, 2000. This increase was due to the increase in the average balance of deposits from $229.8 million at June 30, 1999 to $246.0 million at June 30, 2000 and increased interest rates paid on deposit accounts.

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

         The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or "interest rate spread," which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is "net interest margin," which is its net interest income divided by the average balance of interest-earning assets.

                                                                    Nine months Ended June 30,
                                               ---------------------------------------------------------------------------
                                                              2000                                    1999
                                               ---------------------------------       -----------------------------------
                                               Average                   Average       Average                     Average
                                               Balance      Interest      Rate         Balance       Interest       Rate
                                               -------      --------     ------        -------       --------      ------
                                                                            (Dollars in thousands)
Interest-earning assets:
           Loans............................   $ 226,853    $  12,570        7.39%     $  190,399    $ 10,854         7.60%
   Mortgage-backed securities...............      22,737        1,109        6.50          27,787       1,337         6.42
   Dividends and investment securities......      37,589        1,793        6.36          24,031       1,067         5.92
   Other Investments........................       6,910          293        5.65          28,756       1,129         5.23
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     294,089       15,765        7.15         270,973      14,387         7.08
Noninterest-earning assets..................      15,825                                    9,742
                                               ---------                               ----------
       Total assets.........................   $ 309,914                               $  280,715
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 246,085        7,754        4.20      $  229,839       7,229         4.19
   Borrowings-short term....................      15,419          683        5.91             444          12         3.60
   Other liabilities........................       1,954            4        0.27           2,210           6         0.36
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     263,458        8,441        4.27         223,493       7,247         4.16
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       2,162                                    2,594
                                               ---------                               ----------
       Total liabilities....................     265,620                                  235,087
Stockholders' equity .......................      44,294                                   45,628
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 309,914                               $  280,715
                                               =========                               ==========

Net interest income.........................                $   7,324                                $  7,140
                                                            =========                                ========
Interest rate spread........................                                 2.88%                                    2.92%
                                                                           ======                                  =======
Net interest margin.........................                                 3.32%                                    3.51%
                                                                          =======                                 ========
Ratio average interest earning assets/
    interest bearing liabilities............                               111.63%                                  116.55%
                                                                           ======                                   ======

         Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established provision for losses on loans of $79,000 for the nine months ended June 30, 2000, as compared to $289,000 for the nine months ended June 30, 1999, representing a decrease of $209,000. Loan chargeoffs for the nine months ended June 30, 2000 were $145,000 as compared to $123,000 for the nine months ended June 30, 1999. Loan recoveries were $83,000 for the nine months ended June 30, 2000, compared to $31,000 for the nine months ended June 30 1999. Non performing loans at June 30, 2000 were $317,000 as compared to $554,000 at June 30, 1999. The total loss allowance allocated to domestic loans is $1.3 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

         Other Income. Other income increased by $13,000, or 3.3%, from $394,000 for the nine months ended June 30, 1999 to $407,000 for the nine months ended June 30, 2000. The increase in other income for the nine months ended June 30, 2000 was attributable primarily to a $23,000, or a 17.5% increase in fees from transaction accounts, from $126,000 at June 30, 1999 as compared to $149,000 at June 30, 2000.

         Non-interest Expenses. Total non-interest expenses increased by $1.2 million, or 21.2%, from $5.5 million for the nine months ended June 30, 1999 to $6.7 million for the nine months ended June 30, 2000. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage and office supplies, data processing expense, property and equipment expense and advertising expense primarily due to the opening of new branch offices. The Company's salaries and related expenses increased by $359,000, or 11.8%, due to the recruitment of personnel for new offices. Occupancy expense increased by $218,000, or 42.7% and property and equipment expense increased by $150,000, or 33.2%. Data processing expense increased by $76,000, or 20.0%, both due to the increased cost associated with the new offices and increased deposit and loan accounts being serviced. Telephone, postage and office supplies increased by $98,000, or 37.3% due to the expenses associated with the establishment of new offices. The Company increased its advertising expense by $372,000, or 120.3%, in an effort to increase market share and promote the new offices.

         Income Taxes. The Company's income tax expense was $383,000 and $681,000 for the nine months ended June 30, 2000 and 1999, respectively. The Company's effective tax rates were 39.2% and 39.2% for the nine months ended June 30, 2000 and 1999, respectively.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2000 AND
1999

         Net Income. Net income decreased by $289,000, or 62.2%, from $465,000 for the three months ended June 30, 1999 to $176,000 for the three months ended June 30, 2000. The decrease in net income was primarily attributable to increased non-interest expenses.

         Net Interest Income. Net interest income remained stable at $2.4 million for the three months ended June 30, 2000, and the three months ended June 30, 1999.

         Interest Income. Interest income increased by $591,000, or 12.3% from $4.8 million for the three months ended June 30, 1999 to 5.4 million for the three months ended June 30, 2000. Interest and fees on loans increased by $616,000, or 16.6%, from $3.7 million for the three months ended June 30, 1999 to $4.3 million for the three months ended June 30, 2000 primarily due to a $35.4 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average volume of loans receivable more than offset a 6 basis point decrease in the average yield on loans. Additionally, interest and dividends on investment securities increased by $142,000 or 28.3%. This increase virtually offsets a $148,000 decrease in other interest income.

         Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased form $2.4 million for the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000 a change of $601,000 or 25.2%. Interest on deposits increased $371,000 during the three months ended June 30, 2000, due to an increase in the average volume of deposits and their interest cost. Interest on short-term borrowings was $244,000 for the three months ended June 30, 2000, as compared to $12,000 for the three months ended June 30, 1999. The increase was primarily due to the $12.5 million in advances obtained from the Federal Home Loan Bank of Atlanta at June 30, 2000. The borrowed money was used to fund loan demand.

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

                                                                   Three months Ended June 30,
                                               ---------------------------------------------------------------------------
                                                              2000                                    1999
                                               ---------------------------------       -----------------------------------
                                               Average                   Average       Average                     Average
                                               Balance      Interest      Rate         Balance       Interest       Rate
                                               -------      --------     ------        -------       --------      ------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 234,561    $   4,315        7.36%     $  199,166    $  3,700         7.42%
   Mortgage-backed securities...............      21,744          368        6.77          24,680         386         6.26
   Investment Securities and FHLB stock.....      40,618          643        6.33          33,716         501         5.94
   Other Investments........................       6,915           87        5.03          16,566         235         5.67
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     303,776        5,413        7.13         274,128       4,822         7.04
Noninterest-earning assets..................      13,698                                    9,625
                                               ---------                               ----------
       Total assets.........................   $ 317,536                               $  283,753
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 254,463        2,745        4.31         231,523       2,374         4.10
   Borrowings-short term....................      16,092          244        6.07           1,333          12           --
   Other liabilities........................       2,550            2        0.31           3,078           3         0.39
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     273,105        2,991        4.38         235,934       2,389         4.05
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       1,012                                    1,902
                                               ---------                               ----------
       Total liabilities....................     274,117                                  237,836
Stockholders' equity .......................      43,419                                   45,917
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 317,536                               $  283,753
                                               =========                               ==========

Net interest income.........................                $   2,422                                $  2,433
                                                            =========                                ========
Interest rate spread........................                                 2.75%                                    2.99%
                                                                          =======                                  =======
Net interest margin.........................                                 3.19%                                    3.55%
                                                                            =====                                  ========
Ratio average interest earning assets/
    interest bearing liabilities............                               111.25%                                  116.19%
                                                                           ======                                   ======

         Provision for Loan Losses. The Company established provisions for losses on loans of $28,000 for the three months ended June 30, 2000, as compared to $56,000 for the three months ended June 30, 1999, representing a decrease of $28,000. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

         Other Income. Other income increased by $20,000, or 16.4%, from $122,000 for the three months ended June 30, 1999 to $142,000 for the three months ended June 30, 2000. The increase in other income for the three months ended June 30, 2000 was attributable primarily to a $15,000 increase in fees on transaction accounts, from $37,000 for the three months ended June 30, 1999 to $52,000 for the three months ended June 30, 2000. Additionally, rental income increased by $8,000 or 38.1%, from $21,000 for the three months ended June 30, 1999 to $29,000 for the three months ended June 30, 2000. These increases more than offset a $2,000 decrease in miscellaneous income.

         Non-interest Expenses. Total non-interest expenses increased by $513,000, or 29.6%, from $1.7 million for the three months ended June 30, 1999 to $2.2 million for the three months ended June 30, 2000. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, data processing expense, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $295,000, or 33.6%, due to the recruitment of personnel for the new offices. Occupancy expense increased by $94,000, or 55.6%, due to the expenses associated with the establishment of new offices. Data processing expense increased $64,000, or 54.7%, due to the increased cost associated with the new offices and increased number of deposit and loan accounts. The Company increased its advertising expense by $117,000, or 108%, in an effort to increase market share.

         Income Taxes. The Company's income tax expense was $113,000 and $299,000 for the three months ended June 30, 2000 and 1999, respectively. The Company's effective tax rates were 39.1% for both the three months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

         The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2000 and 1999, the Company had $68.4 million and $72.6 million, respectively, of mortgage and consumer loan originations. During the nine months ended June 30, 2000 and 1999, the Company purchased investment securities in the amounts of $4.1 million and $32.1 million, respectively, and mortgage-backed securities in the amounts of $2.8 million and $2.0 million, respectively. The purchase of interest-bearing deposits decreased from $8.7 million for the nine months ended June 30, 1999 to $7.4 million for the nine months ended June 30, 2000. The primary financing activity of the Company is the attraction of savings deposits.

         The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of June was approximately 28.5%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

         The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2000, cash, interest-bearing deposits in other banks and
federal  funds  sold  were  $6.4   million,   $7.4  million  and  $1.4  million,
respectively.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in one year or less at June 30, 2000 totaled $102.3 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

         The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2000, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $469,000, $11.9 million and $2.4 million, respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  Exhibit 27 - Financial Data Schedule

         (b)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BCSB BANKCORP, INC.



Date: August 11, 2000              /s/ Gary C. Loraditch
                                   --------------------------------------------
                                   Gary C. Loraditch
                                   President
                                   (Principal Executive Officer)



Date: August 11, 2000              /s/ Bonnie M. Klein
                                   --------------------------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)