Form 10KSB40
period 2000-09-30
BCSB BANKCORP INC
filed 2000-12-29
CIK 1052101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000
                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-24589

                               BCSB BANKCORP, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           UNITED STATES                                        52-2108333
---------------------------------                         ----------------------
    (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND                21236
---------------------------------------------------       ----------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended September 30, 2000, the registrant had $21,480,061 in revenues.

As of December 11, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $9,937,563 computed by reference to the average of the high and low sales price on December 11, 2000 as reported on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 11, 2000: 5,887,072

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2000. (Parts II and III)
     2. Portions of Proxy Statement for registrant's 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the "Company") serves as the holding company for its wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the "Bank"). Baltimore County Savings Bank, M.H.C. (the "MHC"), a federal mutual holding company, owns 63.77% of the Company's outstanding common stock. The Company's assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

     The Company's most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service. At September 30, 2000, the Company had total assets of $325.9 million, total deposits of $268.9 million and stockholders' equity of $43.3 million.

     The Company's and the Bank's executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is
(410) 256-5000.

     Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through ten banking offices serving Baltimore and Harford Counties in Maryland. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

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

MARKET AREA

     The Bank's market area consists of the Baltimore metropolitan area. At September 30, 2000, management estimates that more than 95% of deposits and 90% of all lending came from its market area.

     The economy of the Bank's market area is diversified, with a mix of services, manufacturing, wholesale/retail trade, and federal and local government. Once the backbone of the regional economy, the manufacturing industry is relatively stable after almost two decades of decline. The manufacturing section of Baltimore County received a further boost with General Motors completion of its construction of a new Allison Transmission Plant in the White Marsh growth area. Baltimore County currently maintains 36 percent of the regional manufacturing base. Manufacturing in the market area is dominated by high technology, particularly within the defense industry. Similar to national trends, most of the job growth in the Bank's market area has been realized in service related industries, and service jobs account for the largest portion of the workforce. Based on the most recent data available, service jobs accounted for 32.8% of Baltimore County's employment in 1995 as compared to 30.5% in 1991. Comparatively, from 1991 to 1995, manufacturing jobs declined from 11.3% to 9.7% of Baltimore County's labor force.

     Harford County continued to experience strong economic growth during the recent period, and continues to be one of Maryland's fastest growing counties. Since 1990 private sector employment has grown by 18.5% with the largest growth occurring in the transportation, communications and public utilities sector, 69.8%. While personal income grew over the same period by 27.7%, a rate of growth 6% greater than the Baltimore region and 4.5% greater than the State of Maryland.

     Based on data provided by the Maryland Department of Planning; Harford and Baltimore County Department of Planning and Zoning, the Bank estimates the population of the market area to be 959,265, compared to a population of 874,000 in 1990. The median household income in Baltimore and Harford Counties are $44,889 and $48,191, respectively, compared to $46,618 for the State of Maryland.

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $256.6 million at September 30, 2000, representing 78.7% of total assets at that date. Ath September 30, 2000, $152.5 million, or 59.4% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $5.9 million, $5.1 million and $13.6 million, respectively, or 2.3%, 2.0% and 5.3%, respectively, of the Bank's gross loan portfolio at September 30, 2000. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $67.9 million and $8.1 million, respectively, or 26.5% and 3.2%, respectively, of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 2000, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                   At September 30,
                                            --------------------------------------------------------------------
                                                    2000                  1999                    1998
                                            -------------------   -------------------     -------------------
                                            Amount          %     Amount          %       Amount          %
                                            ------        -----   ------        -----     ------        -----
                                                                 (Dollars in thousands)
(Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........  $ 152,469    59.42%   $ 146,868    65.20%     $ 126,272    66.46%
  Single-family rental property loans.....      5,080     1.98        4,832     2.15          5,253     2.76
  Commercial..............................     13,649     5.32       10,216     4.54          9,497     5.00
  Construction (2)........................      5,905     2.30        5,592     2.48          7,936     4.18
Commercial lines of credit................         44      .02           50      .02             50      .03
Commercial loans secured..................      1,475      .57        1,081      .48             --       --

Consumer loans:
  Automobile..............................     67,852    26.44       46,753    20.75         33,748    17.76
  Home equity lines of credit.............      8,147     3.18        7,963     3.54          6,549     3.45
  Other...................................      1,976      .77        1,908      .84            681      .36
                                            ---------   ------    ---------   ------      ---------   ------
                                              256,597   100.00%     225,263   100.00%       189,986   100.00%
                                                        ======                ======                  ======

Less:
  Undisbursed portion of loans in process.      3,850                 2,579                   2,963
  Deferred loan origination fees..........        214                    80                     278
  Unearned interest.......................      9,610                 5,948                   3,742
  Allowance for loan losses...............      1,403                 1,273                   1,034
                                            ---------             ---------               ---------
    Total.................................  $ 241,520             $ 215,383               $ 181,969
                                            =========             =========               =========

                                                           At September 30,
                                                ---------------------------------------
                                                       1997                1996
                                                -----------------    ------------------
                                                Amount        %      Amount        %
                                                ------      -----    ------      -----
                                                        (Dollars in thousands)
(Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........     $103,677     62.30%   $ 94,275    56.74%
  Single-family rental property loans.....        6,409      3.85       7,065     4.25
  Commercial..............................       10,169      6.11      10,316     6.21
  Construction (2)........................        8,645      5.19      11,427     6.87
Commercial lines of credit................           60       .04         262      .16
Commercial loans secured..................           --        --          --       --

Consumer loans:
  Automobile..............................       32,633     19.61      39,925    24.03
  Home equity lines of credit.............        3,986      2.40       1,855     1.12
  Other...................................          825       .50       1,029      .62
                                               --------    ------    --------   ------
                                                166,404    100.00%    166,154   100.00%
                                                           ======               ======

Less:
  Undisbursed portion of loans in process.        2,807                 5,088
  Deferred loan origination fees..........          567                   823
  Unearned interest.......................        3,376                 4,757
  Allowance for loan losses...............          978                   926
                                               --------              --------
    Total.................................     $158,676              $154,560
                                               ========              ========

--------------
(1)      Includes fixed-rate second mortgage loans.
(2)      Includes acquisition and development loans.

         Loan Maturity Schedules. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                              Due after
                                       Due during             1 through               Due after
                                     the year ending        5 Years After           5 Years After
                                   September 30, 2001    September 30, 2000      September 30, 2000         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family residential.........  $     9,086             $    34,657             $   108,726         $  152,469
  Single-family rental property.....          235                     880                   3,965              5,080
  Commercial........................          875                   4,366                   8,408             13,649
  Construction......................        2,353                     359                   3,193              5,905
Commercial lines of credit..........           44                      --                      --                 44
Commercial loans secured............          371                   1,103                       1              1,475

Consumer:
  Automobile........................       16,180                  49,893                   1,779             67,852
  Home equity lines of credit.......          188                     947                   7,012              8,147
  Other.............................          940                     553                     483              1,976
                                      -----------             -----------             -----------         ----------
     Total..........................  $    30,272             $    92,758             $   133,567         $  256,597
                                      ===========             ===========             ===========         ==========

         The following table sets forth at September 30, 2000, the dollar amount of all loans due one year or more after September 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                     Predetermined              Floating or
                                                                         Rate                Adjustable Rates
                                                                        ------               ----------------
                                                                                (In thousands)
                  Real estate loans:
                     Single-family residential.......................  $ 141,077                 $   2,306
                     Single-family rental property...................      2,052                     2,793
                     Commercial......................................      9,704                     3,070
                     Construction....................................      3,404                       148
                  Commercial lines of credit.........................         --                        --
                  Commercial loans secured...........................      1,104                        --
                  Consumer:
                     Automobiles.....................................     51,672                        --
                     Home equity lines of credit.....................      7,959                        --
                     Other...........................................      1,036                        --
                                                                       ---------                 ---------
                          Total......................................  $ 218,008                 $   8,317
                                                                       =========                 =========


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

         The following table sets forth certain information with respect to the Bank's loan origination, purchase and sale activity for the periods indicated.

                                                                  Year Ended September 30,
                                                     --------------------------------------------
                                                       2000              1999             1998
                                                     --------          --------         ---------
                                                                     (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential......................  $  22,703         $  44,283        $  41,729
    Single-family rental property loans............      1,072                --               --
    Commercial.....................................      3,666             2,112              351
    Construction...................................      5,497             6,592            5,512
Commercial loans secured...........................        656             1,137               --
Consumer loans:
    Automobiles....................................     52,648            36,167           21,267
    Home equity lines of credit....................      2,278             7,475            6,766
    Other..........................................      1,076             1,822              478
                                                     ---------         ---------        ---------
       Total loans originated......................  $  89,596         $  99,588        $  76,103
                                                     =========         =========        =========
Loans purchased:
  Real estate loans................................  $     764         $      --        $      --
                                                     ---------         ---------        ---------
Total loans purchased..............................  $     764         $      --        $      --
                                                     =========         =========        =========
Loans sold:
  Whole loans......................................  $   1,085         $      --        $      --
  Participation loans..............................         --                --              133
                                                     ---------         ---------        ---------
       Total loans sold............................  $   1,085         $      --        $     133
                                                     =========         =========        =========

         The Bank's loan originations are derived from a number of sources, including referrals by realtors or automobile dealers, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. Automobile loans may be originated on an indirect basis through a limited number of approved dealers, loan applications are accepted at the Bank's offices.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $4.8 million at September 30, 2000. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2000, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2000, the Bank's largest loan customer was a $2.5 million relationship consisting of a commercial real estate loan, a small acquisition/development loan and a $1.3 million participation acquisition/development loan. This loan is part of a $7.3 million loan. The loan was made to acquire and develop 318 building lots which will be sold to builders who will construct single-family residences. The borrower has a $518,000 commercial loan secured by real estate. At September 30, 2000, the loans were current and performing in accordance with their terms.

         Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

         Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2000, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $152.5 million, or 59.4% of the Bank's gross loan portfolio.

         The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2000, the Bank had $150.1 million of fixed-rate single-family mortgage loans, which amounted to 98.4% of the Bank's single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

         The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2000, $2.4 million, or 1.6% of the Bank's single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank's adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as "negative amortization."

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

         Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although it has significantly reduced the originations of such loans during the past five years. As of September 30, 2000, single-family rental property loans totaled $5.0 million, or 2.0%, of the Bank's gross loan portfolio. Originations of single-family rental property loans were $1.0 million, $0 and $0 for the years ended September 30, 2000, 1999 and 1998, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from
 .5%  to  1.0%  above  the  rates   charged  on   comparable   loans  secured  by
owner-occupied properties. The maximum term on such loans is 30 years.

         Construction Lending. A substantial portion of the Bank's construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .5% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .5% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2000, $5.9 million, or 2.3%, of the Bank's gross loan portfolio consisted of construction loans, virtually all of which was secured by single-family residences.

         Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

         The Bank's originations of construction loans have declined in recent years. Recent consolidation within the building industry and the increasing presence in the Bank's market of large builders that are not locally based have limited the Bank's ability to compete for some loans to builders because the Bank's loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank's construction loans totaled $5.9 million, $5.6 million, $7.9 million, $8.6 million and $11.4 million at September 30, 2000, 1999, 1998, 1997 and 1996, respectively, and construction loan originations were $5.5 million, $1.2 million and $1.6 million during the years ended September 30, 2000, 1999 and 1998, respectively.

         On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer's obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2000, the Bank had nine such facilities outstanding totaling $219,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

         Commercial Real Estate Lending. The Bank's commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $2 million, with the largest having an outstanding principal balance of $1.5 million at September 30, 2000. At September 30, 2000, the Bank had $13.6 million of commercial real estate loans, which amounted to 5.3% of the Bank's gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

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

         Commercial Lines of Credit. On a limited basis and as an accommodation to its customers, the Bank offers lines of credit to small businesses. Loans in amounts of up to $25,000 are made on an unsecured basis at an adjustable rate equal to the prime rate plus a margin of 2%. Up to an additional $25,000 may be loaned, provided the additional amount is secured. The secured portion of the loan is made at an adjustable rate equal to the prime rate plus a margin of 1%. At September 30, 2000, the Bank had $44,000 of outstanding loans and commitments.

         The Bank provides commercial lines of credit to businesses within the Bank's market area. These loans are secured by business assets, including equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 1% to prime plus 3 1/2%. As of September 30, 2000, the Bank had $1.5 million of such loans outstanding.

         Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

         Automobile loans totaled $67.8 million, or 26.4%, of the Bank's gross loan portfolio, at September 30, 2000. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 90% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to five years, while used cars are financed for a period generally of up to four years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse. Any expense under the blanket insurance policy of covering a borrower is billed to the borrower.

         The Bank recently has begun placing greater emphasis on the origination of second mortgage loans and home equity lines of credit. As of September 30, 2000, home equity lines of credit totaled $8.1 million, or 3.2%, of the Bank's gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $21.2 million, or 8.3%, of the Bank's gross loans at September 30, 2000.

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

         The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At September 30, 2000, savings account loans accounts totaled $593,000, or 0.2%, of the Bank's gross loan portfolio.

         As part of the Bank's loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.3 million at September 30, 2000.

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

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                          At September 30,
                                                    ---------------------------------------------------------------
                                                     2000          1999          1998         1997           1996
                                                    ------        ------        ------       ------         -------
                                                                             (In thousands)
Loans accounted for on  a nonaccrual basis: (1)
  Real estate:
    Single-family residential....................   $    383      $     840     $    769     $  1,757     $   2,056
    Single-family rental property................         --             --           --           --            --
    Commercial...................................         --            185          150           86           231
    Construction.................................         --             --          193           --            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................         --             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $    383      $   1,025     $  1,112     $  1,843     $   2,287
                                                    ========      =========     ========     ========     =========

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
    Single-family residential....................   $     --      $      --     $     --     $     --     $      --
    Single-family rental property................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................         --             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========
    Total non-performing loans...................   $    383      $   1,025     $  1,112     $  1,843     $   2,287
                                                    ========      =========     ========     ========     =========

Percentage of gross loans........................       .15%            .45%        0.59%        1.11%         1.38%
                                                    =======       =========     ========     ========     =========
Percentage of total assets.......................       .12%            .34%        0.41%        0.73%         0.88%
                                                    =======       =========     ========     ========     =========
Other non-performing assets (2)..................   $    126      $     132     $    441     $     61     $     489
                                                    ========      =========     ========     ========     =========
Loans modified in troubled debt  restructuring...   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========

_______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets include the Bank's inventory of repossessed cars, and at September 30, 1996, real estate developed and held for sale.

         During the year ended September 30, 2000, gross interest income of $31,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2000 amounted to $29,000.

         At September 30, 2000, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

         At September 30, 2000, nonaccrual loans consisted of five single-family residential mortgage loans aggregating $383,000.

         Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2000, the Bank had $50,000 in real estate owned, which consisted of two single-family building lots. The Bank also had $459,000 of other nonperforming assets, which consisted of non-accrual loans and the Bank's inventory of repossessed cars.

         Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2000, the Bank had $2.0 million in classified assets consisting of $1.1 million in assets classified as special mention, $856,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of eleven single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2000, and substandard assets consisted of the $383,000 in nonaccrual loans described above.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended September 30,
                                                    ---------------------------------------------------------------
                                                     2000          1999          1998         1997         1996
                                                    ------        ------        ------       ------       ------
                                                                             (In thousands)

Balance at beginning of period...................   $  1,273      $   1,034     $    978     $    926     $     788
                                                    --------      ---------     --------     --------     ---------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................          7             --           --           --            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            (4)
    Construction.................................         --            (15)          --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................        201           (217)        (278)        (392)         (394)
                                                    --------      ---------     --------     --------     ---------
Total charge-offs................................        208           (232)        (278)        (392)         (398)

Recoveries:
  Real estate mortgage:
    Single-family residential....................         --             --           --           --            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................        176            132          215          158           102
                                                    --------      ---------     --------     --------     ---------
Total recoveries.................................        176            132          215          158           102
Net loans charged off............................        (32)          (100)         (63)        (234)         (296)
Provision for (reduction of) loan  losses........        162            339          119          286           434
                                                    --------      ---------     --------     --------     ---------
Balance at end of period.........................   $  1,403      $   1,273     $  1,034     $    978     $     926
                                                    ========      =========     ========     ========     =========

Ratio of net charge-offs to average
  loans outstanding during the period............        .01%          0.05%       (0.04)%       (.15)%        (.20)%
                                                    ========     ==========     ========     ========     =========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                    At September 30,
                                          -------------------------------------------------------------------------
                                                  2000                    1999                       1998
                                          ---------------------     --------------------       -------------------
                                                    Percent of                Percent of               Percent of
                                                    Loans in                  Loans in                 Loans in
                                                    Category to               Category to              Category to
                                          Amount    Total Loans     Amount    Total Loans    Amount    Total Loans
                                          ------    -----------     ------    ------------   ------    -----------
                                                                            (Dollars in thousands)
Real estate:
  Single-family residential.............  $     421     59.42%      $     452     65.20%     $    413      66.46%
  Single-family rental property.........         10      1.98              10      2.15            10       2.76
  Commercial............................        136      5.32             118      4.54           124       5.00
  Construction..........................         70      2.30              75      2.48            78       4.18
Commercial lines of credit..............         --       .02              --       .02            --        .03
Commercial loans secured................         --       .57              --       .48            --         --
Consumer................................        766     30.39             618     25.13           409      21.57
                                          ---------    ------       ---------   -------      --------    -------
    Total allowance for loan losses.....  $   1,403    100.00%      $   1,273    100.00%     $  1,034     100.00%
                                          =========    ======       =========    ======      ========     ======
                                                              At September 30,
                                              ---------------------------------------------------
                                                     1997                          1996
                                              -------------------        -----------------------
                                                       Percent of                   Percent of
                                                        Loans in                     Loans in
                                                       Category to                  Category to
                                              Amount   Total Loans        Amount     Total Loans
                                              ------   -----------        ------    ------------
                                                             (Dollars in thousands)
Real estate:
  Single-family residential.............     $     432     62.30%       $    276       56.74%
  Single-family rental property.........            13      3.85               4        4.25
  Commercial............................            79      6.11             120        6.21
  Construction..........................            28      5.19              36        6.87
Commercial lines of credit..............            --       .04              --         .16
Commercial loans secured................            --        --              --          --
Consumer................................           426     22.51             490       25.77
                                             ---------    ------        --------      ------
    Total allowance for loan losses.....     $     978    100.00%       $    926      100.00%
                                             =========    ======        ========      ======

INVESTMENT ACTIVITIES

         General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See " -- Regulation -- Depository Institution Regulation -- Liquidity Requirements."

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

         Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. All of the Bank's securities at September 30, 2000 were designated as held to maturity.

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

         At September 30, 2000, mortgage-backed securities with an amortized cost of $19.8 million were classified as held to maturity. At September 30, 2000, the Bank's mortgage-backed securities had a weighted average yield of 7.0%.

         At September 30, 2000, the Bank did not have any CMOs, and the Bank's investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs").

         The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                              At September 30,
                                                               -------------------------------------
                                                                 2000           1999          1998
                                                               --------      ----------    ---------
                                                                          (In thousands)
Securities held to maturity:
   U.S. government and agency
       securities...........................................  $  41,158      $ 35,232      $  12,611
   Mortgage-backed securities...............................     19,824        23,500         34,198
   FHLB stock...............................................      1,834         1,650          1,512
                                                              ---------      --------      ---------

      Total.................................................  $  62,816      $ 60,382      $  48,321
                                                              =========      ========      =========

         The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at September 30, 2000.

                                    One Year or Less        One to Five Years      Five to Ten Years       More than Ten Years
                                    -------------------    --------------------    --------------------    -------------------
                                    Carrying    Average    Carrying     Average    Carrying     Average    Carrying    Average
                                      Value      Yield       Value       Yield      Value        Yield       Value      Yield
                                    --------    -------    --------     -------    --------     -------    --------    -------
                                                                        (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................  $    750     5.18%     $  28,636    6.16%      $  11,022     6.82%     $     750      6.89%
   Mortgage-backed securities.....     4,551     6.34          7,171    6.09           1,661     7.63          6,441      7.44
   FHLB stock.....................        --      --              --     --               --      --           1,834      7.70
                                    --------               ---------               ---------               ---------
      Total.......................  $  5,301               $  35,807               $  12,683               $   9,025
                                    ========               =========               =========               =========
                                     Total Investment Portfolio
                                    ------------------------------
                                    Carrying    Market     Average
                                     Value      Value       Yield
                                    --------    ------     -------
                                        (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................    $41,158     $40,356    6.33%
   Mortgage-backed securities.....     19,824      19,705    7.00
   FHLB stock.....................      1,834       1,834
                                      -------     -------
      Total.......................    $62,816     $61,895
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

         The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine ("ATM") network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its ten offices. In addition, during fiscal 1999, the Bank expanded its ATM network by installing ATMs at three community colleges in Baltimore County. During fiscal year 2000, the Bank introduced Remote Banking which is an Internet based banking system to provide additional customer convenience.

         Savings deposits in the Bank at September 30, 2000 were represented by the various types of savings programs described below.


Interest       Minimum                                                    Minimum      Balances     Percentage of
  Rate           Term                     Category                         Amount    (In thousands) Total Savings
--------       -------                    --------                        --------   -------------- -------------
                                    Demand deposits:
1.21%          None                   NOW and Super NOW accounts          $     250    $   30,525           11.35%
2.95           None                   Money market                              250         7,333            2.73
                                                                                       ----------           -----
                                           Total demand deposits                           37,858           14.08
                                    Passbook savings deposits:
2.95           None                   Regular passbook                           25        34,063           12.67
3.38           None                   Money market passbook                  10,000        23,216            8.63
                                                                                       ----------           -----
                                           Total passbook savings deposits                 57,279           21.30

                                    Certificates of Deposit
                                    -----------------------

4.51            3 months or less    Fixed-term, fixed-rate                    1,000        15,895            5.91
5.72            6 months            Fixed-term, fixed-rate                    1,000        10,625            3.95
5.84           12 months            Fixed-term, fixed-rate                      100        45,006           16.74
5.66           18 months            Fixed-term, fixed-rate                      100         6,249            2.32
6.25           24 months            Fixed-term, fixed-rate                      100        30,744           11.43
5.92           30 months            Fixed-term, fixed-rate                      100         3,298            1.23
6.08           36 months            Fixed-term, fixed-rate                      100         9,868            3.67
5.41           42 months            Fixed-term, fixed-rate                      100            42             .02
6.34           48 months            Fixed-term, fixed-rate                      100         1,516             .56
6.48           60 months            Fixed-term, fixed-rate                      100        25,981            9.66
6.20           $100,000 and over    Fixed-term, fixed-rate                      N/A        23,958            8.91
                                                                                       ----------           -----
                                       Total certificates of deposit                   $  173,182           64.41

                                        Accrued interest payable                              563             .21
                                                                                       ----------          ------
                                                Total deposits                         $  268,882          100.00%
                                                                                       ==========          ======

---------------
*       Represents weighted average interest rate.

         The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                    Balance at                         Balance at                         Balance at
                                    September      % of     Increase   September     % of      Increase   September     % of
                                    30, 2000     Deposits  (Decrease)  30, 1999     Deposits  (Decrease)  30, 1998    Deposits
                                    ----------   --------  ----------  ----------   --------  ----------  ----------  --------
                                                                       (Dollars in thousands)

NOW............................... $  30,525       11.35%  $  3,841    $  26,684      11.44%   $  1,341    $  25,343     11.48%
Money market deposit..............     7,333        2.73     (1,198)       8,531       3.66        (197)       8,728      3.95
Passbook savings deposits.........    57,279       21.30     (1,075)      58,354      25.00       3,542       54,812     24.82
Certificates of deposit...........   149,224       55.50     25,444      123,780      53.04       5,022      118,758     53.79
Certificates of deposit $100,000
   and over.......................    23,958        8.91      8,707       15,251       6.54       2,813       12,438      5.63
Accrued interests payable.........       563         .21       (202)         765        .32          39          726       .33
                                   ---------      ------    -------    ---------     ------    --------    ---------    ------
                                   $ 268,882      100.00%   $35,517    $ 233,365     100.00%   $ 12,560    $ 220,805    100.00%
                                   =========      ======    =======    =========     ======    ========    =========    ======


     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                    Year Ended September 30,
                                 -----------------------------------------------------------------
                                        2000                   1999                 1998
                                 ---------------------  --------------------   -------------------
                                 Average     Average    Average     Average    Average     Average
                                 Balance      Rate (1)  Balance      Rate      Balance        Rate
                                 -------     ---------  -------   ----------   -------     -------
                                                        (Dollars in thousands)

NOW...........................   $  21,917     2.06%    $   20,391     1.80%   $   25,192     1.59%
Money market deposits.........       8,115     3.03          8,938     3.03         9,360     3.35
Passbook savings deposits.....      58,378     3.40         56,583     3.26        57,383     3.79
Non-interest-bearing demand
   deposits...................       8,043       --          6,317       --         6,581       --
Certificates of deposit.......     154,859     5.31        138,316     5.16       129,840     5.50
                                 ---------              ----------             ----------
    Total.....................   $ 251,312       --     $  230,546     4.17    $  224,356     4.32
                                 =========              ==========             ==========

--------
(1)  Annualized.

         The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.


                                                                         At September 30,
                                                               --------------------------------------
                                                                 2000         1999          1998
                                                                ------       ------        -------
                                                                         (In thousands)

 3.76 -  6%.................................................   $  93,428     $ 125,790     $ 116,691
 6.01 -  8%.................................................      79,754        13,101        14,376
 8.01 - 10%.................................................          --           140           129
                                                               ---------     ---------     ---------
                                                               $ 173,182     $ 139,031     $ 131,196
                                                               =========     =========     =========

         The following table sets forth the amount and maturities of time deposits at September 30, 2000.

                                                                 Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years           Total
----                              --------        ---------        ---------       -------         -------
                                                                    (In thousands)

 3.76 -  6%....................    $  77,445       $  10,686      $   2,189        $  3,108      $   93,428
 6.01 -  8%....................       22,675          25,674         10,029          21,376          79,754
                                   ---------       ---------      ---------        --------      ----------
                                   $ 100,120       $  36,360      $  12,218        $ 24,484      $  173,182
                                   =========       =========      =========        ========      ==========

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000. At such date, such deposits represented 8.91% of total deposits and had a weighted average rate of 6.20%.

                                                     Certificates
        Maturity Period                               of Deposit
        ----------------                            --------------
                                                   (In thousands)

        Three months or less.........................  $   5,895
        Over three through six months................      2,838
        Over six through 12 months...................      3,623
        Over 12 months...............................     11,602
                                                       ---------
              Total..................................  $  23,958
                                                       =========




         The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                       Year Ended September 30,
                                                               -----------------------------------------
                                                                  1999          1998          1997
                                                               ----------    ----------    -----------
                                                                          (In thousands)
Deposits....................................................  $  593,370    $  494,431     $  462,996
Deposits sold...............................................          --            --         (6,166)
Withdrawals.................................................    (568,720)     (491,795)      (470,538)
                                                              ----------    ----------     ----------
Net increase (decrease) before interest  credited...........      24,650         2,946        (13,708)
Interest credited...........................................      10,867         9,614          9,857
                                                              ----------    ----------     ----------
    Net increase (decrease) in savings  deposits............  $   35,517    $   12,560     $   (3,851)
                                                              ==========    ==========     ==========


         In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

         Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. During the years ended September 30, 1998 and 1997, the Bank had no borrowings other than FHLB advances. At September 30, 2000, the Bank had $9.5 million in outstanding FHLB advances.

SUBSIDIARY ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2000, the Bank was authorized to invest up to approximately $8.9 million in the stock of or loans to subsidiaries, including the additional

1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

         The Bank has two subsidiary service corporations, Baltimore County Service Corp. ("BCSC") and Ebenezer Road, Inc. ("Ebenezer Road"). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated ("Route 543"). BCSC was formed in the mid 1970's for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 2000, BCSC conducted immaterial activities. Route 543 currently is inactive. At September 30, 2000, BCSC had substantially no assets or liabilities, except that it may receive a refund, that would not exceed $13,000, of amounts owed to it by a utility company in connection with a development project completed approximately ten years ago. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor's single interest insurance on automobile loans, as well as mortgage life insurance and annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2000.

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

         Management considers its market area for gathering deposits and making loans to be Baltimore County and Harford County in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 2000, it had approximately 20% of deposits held by all banks and savings institutions in each of Baltimore County and Harford County.

EMPLOYEES

         As of September 30, 2000, the Company had 108 full-time and 17 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

         Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2000, the Bank had no such investments.

         Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2000, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $319.0 million.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of September 30, 2000, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

         For information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2000, see Note 15 of Notes to Consolidated Financial Statements.

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

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk-based capital at September 30, 2000.

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

         Liquidity Requirements. The Bank generally is required to maintain average daily balances of liquid assets (generally, cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to 4% of its net withdrawable accounts plus short-term borrowings either at the end of the preceding calendar quarter or on an average daily basis during the preceding quarter. The Bank also is required to maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily balance of liquid assets ratio of the Bank for September 2000 was 27.9%.

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

         At September 30, 2000, the percentage of the Bank's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2000, of $1.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2000, the Bank had $9.5 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million, plus 10% on the amount over $42.8 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2000, the Bank met its reserve requirements.

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

     Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency was required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing  deadlines  for  submission  and  review  of safety  and  soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that these regulatory standards do not materially affect the Bank's operations.

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

         At September 30, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $4.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $2.5 million.

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

     Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

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

     As a condition to OTS approval of the Bank's reorganization into the mutual holding company structure, the Company must operate under the activities restrictions applicable to multiple savings and loan holding companies. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities specifically permissible by statute for multiple savings and loan holding companies and to activities of bank holding companies which the Federal Reserve Board has deemed permissible by regulation under Section 4(c)(8) of the Bank Holding Company Act, as amended the ("BHCA"), subject to prior approval of the OTS, and to other activities authorized by OTS regulation. In addition, under the terms of the Company's federal stock charter, the purpose of the Company is to pursue any or all of the lawful objectives of a federal mutual holding company.

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

         The HOLA prohibits a savings and loan holding company, such as the Company, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (or holding company thereof) or acquiring all or substbantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987, (iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

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

         Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank historically has elected to use the percentage method.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2000.

                                                                     Book Value at      Approximate      Deposits at
                         Year       Owned or       Expiration Date   September 30,        Square       September 30,
                        Opened       Leased        (If Leased) (1)       2000             Footage           2000
                        ------       ------        ---------------      ------            -------          ------
                                                                                                        (Deposits in
                                                                                                         thousands)
MAIN OFFICE:
     Perry Hall          1955       Leased (2)   November 2003       $   272,420          8,000         $   110,572

BRANCH OFFICES:
     Bel Air             1975       Leased       June 2008                    --          2,000              31,614
     Dundalk (3)         1976       Leased       June 2001                    --          1,700              37,344
     Timonium            1978       Leased       July 2003                    --          1,250              41,532
     Catonsville         1981       Leased       February 2001                --          1,750              25,204
     Abingdon            1999       Leased (2)   July 2019               486,750          1,800               4,062
     Forest Hill         1999       Leased (2)   July 2019               423,231          1,800               6,393
     Essex               1999 (4)   Leased       November 2004                --          3,200               5,199
     Hickory             2000 (5)   Leased (2)   January 2020            486,030          1,800               1,603
     White Marsh         2000 (6)   Leased (2)   January 2015            545,365          1,800               5,359

FUTURE SITES:
     Carney              2001       Leased                                    --

ADMINISTRATIVE OFFICE:
     4111 E. Joppa Road  1994       Owned                              1,345,275         18,000                  --
     Warehouse           1998       Leased       September 2002               --          4,800                  --


---------------
(1)      All leases  have at least one five-year renewal option.
(2)      Building is owned, but land is leased.
(3)      The Bank also is leasing a kiosk and drive-in ATM facility at this location.
(4)      Branch opened in November 1999.
(5)      Branch opened in April 2000
(6)      Branch opened in January 2000.

         The book value of the Bank's investment in premises and equipment totaled $6.7 million at September 30, 2000. See Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

         From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. At September 30, 2000, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 12 in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

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

                    Independent Auditors' Report
                    Consolidated Statement of Financial Condition as of September 30, 2000 and 1999
                    Consolidated Statements of Operations for the Years Ended September 30, 2000 and 1999
                    Consolidated Statements of Retained Earnings for the Years Ended September 30, 2000 and 1999
                    Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999
                    Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

      No.         Description
      ---         -----------

*      3.1        Charter of BCSB Bankcorp, Inc.
*      3.2        Bylaws of BCSB Bankcorp, Inc.
**     4          Form   of   Common
                  Stock Certificate of BCSB Bankcorp, Inc.
***   10.1        BCSB Bankcorp, Inc. 1999 Stock Option Plan
***   10.2        BCSB Bankcorp, Inc. Management Recognition Plan and Trust
                     Agreement
*     10.3        Amended and Restated Form of  Change-in-Control  Severance
                     Agreements  between  Baltimore County
                  Savings Bank, F.S.B. and Michael J. Dietz, Gary C. Loraditch
                     and William M. Loughran
*     10.4        Baltimore County Savings Bank, F.S.B. Deferred Compensation
                     Plan
*     10.5        Baltimore County Savings Bank, F.S.B. Incentive Compensation
                     Plan
      13          2000 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Anderson Associates, LLP
      27          Financial Data Schedule
[FN]
__________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 333-44831).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-24589).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 0-24589).



     (b) REPORTS ON FORM 8-K.   None.
         -------------------

                          SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BCSB BANKCORP, INC.


December 28, 2000                     By: /s/ Gary C. Loraditch
                                          ---------------------------------
                                          Gary C. Loraditch
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary C. Loraditch                                          December 28, 2000
------------------------------------------------
Gary C. Loraditch
President, Chief Executive Officer  and Director
(Principal Executive Officer)

/s/ Bonnie M. Klein                                            December 28, 2000
------------------------------------------------
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl                                              December 28, 2000
------------------------------------------------
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox                                              December 28, 2000
------------------------------------------------
H. Adrian Cox
Vice Chairman of the Board


/s/ Frank W. Dunton                                            December 28, 2000
------------------------------------------------
Frank W. Dunton
Director

/s/ William M. Loughran                                        December 28, 2000
------------------------------------------------
William M. Loughran
Vice President and Director

/s/ John J. Panzer, Jr.                                        December 28, 2000
------------------------------------------------
John J. Panzer, Jr.
Director


/s/ P. Louis Rohe, Jr.                                         December 28, 2000
------------------------------------------------
P. Louis Rohe, Jr.
Director