Form 10QSB
period 2000-12-31
BCSB BANKCORP INC
filed 2001-02-14
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000


[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          UNITED STATES                                         52-2108333
-----------------------------------------                  ---------------------
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


                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

     As of January 31, 2000, the issuer had 5,887,072 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes               No    X
    ---------        -------

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  December 31, 2000 (unaudited) and September 30, 2000........2

         Consolidated Statements of Operations for the Three Months Ended
                  December 31. 2000  and 1999  (unaudited)....................3

         Consolidated Statements of Cash Flows for the Three  Months Ended
                  December 31, 2000 and 1999 (unaudited)......................4

     Notes to Consolidated Financial Statements (Unaudited)...................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14


SIGNATURES....................................................................15

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                2000               2000
                                                                           --------------     -------------
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    6,245,590      $    6,570,657
Interest bearing deposits in other banks                                     10,941,870           5,255,622
Federal funds sold                                                            2,265,719             455,431
Investment securities, held to maturity                                      43,408,309          41,158,120
Loans receivable, net                                                       242,503,434         241,519,815
Mortgage backed securities, held to maturity                                 19,164,155          19,824,152
Foreclosed real estate, net                                                          --              50,000
Premises and equipment, net                                                   6,771,743           6,709,595
Federal Home Loan Bank of Atlanta stock                                       1,834,400           1,834,400
Accrued interest receivable  - loans                                            835,140             863,647
                             - investments                                      781,447             730,607
                             - mortgage backed securities                       121,117             121,088
Prepaid income taxes                                                            266,991             257,581
Other assets                                                                    614,785             528,459
                                                                         --------------      --------------
Total assets                                                             $  335,754,700      $  325,879,174
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  284,354,064      $  268,881,604
  Borrowed money                                                              4,500,000           9,500,000
  Advance payments by borrowers for taxes and insurance                       1,082,719           1,190,057
  Income taxes payable                                                           79,147              25,532
  Dividends payable                                                             265,954             265,954
  Payables to disbursing agents                                                 346,686             364,755
  Other liabilities                                                           1,977,524           2,308,455
                                                                         --------------      --------------
Total liabilities                                                           292,606,094         282,536,357

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 -  13,500,000  authorized,
    5,887,072  issued and outstanding at December 31, 2000
    and September 30, 2000 respectively)                                         58,871              58,871
  Additional paid-in capital                                                 20,197,453          20,214,611
  Retained earnings (substantially restricted)                               25,249,867          25,447,089
  Employee Stock Ownership Plan                                              (1,280,496)         (1,326,228)
  Stock held by Rabbi Trust                                                  (1,077,089)         (1,051,526)
                                                                         ---------------     ---------------
                                                                             43,148,606          43,342,817
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  335,754,700      $  325,879,174
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                --------------------------
                                                                  2000              1999
                                                                --------          --------
Interest Income
---------------
  Interest and fees on loans                                $   4,616,942      $ 4,117,600
  Interest on mortgage-backed securities                          334,685          377,329
  Interest and dividends on investment securities                 690,575          569,946
  Other interest income                                           133,967          107,140
                                                            -------------      -----------
Total interest income                                           5,776,169        5,172,015

Interest Expense
----------------
  Interest on deposits                                          3,277,149        2,442,244
  Interest on borrowings - short term                             100,029          235,883
  Other interest expense                                            1,056            1,306
                                                            -------------      -----------
Total interest expense                                          3,378,234        2,679,433
                                                            -------------      -----------

  Net interest income                                           2,397,935        2,492,582
  Provision for losses on loans                                    25,569           51,400
                                                            -------------      -----------
  Net interest income after provision
     for losses on loans                                        2,372,366        2,441,182

Other Income
------------
  Servicing fee income                                              3,082              121
  Fees and charges on loans                                        36,942           35,546
  Fees on transaction accounts                                     70,076           47,727
  Rental income                                                    24,938           29,020
  Gain from real estate development and joint venture                 --               297
  Miscellaneous income                                             26,663           15,769
                                                            -------------      -----------
  Net other income                                                161,701          128,480

Non-Interest Expenses
---------------------
  Salaries and related expense                                  1,379,357        1,085,158
  Occupancy expense                                               251,633          210,195
  Deposit insurance premiums                                       30,449           50,309
  Data processing expense                                         103,459          131,891
  Property and equipment expense                                  198,891          197,377
  Professional fees                                                49,647           52,191
  Advertising                                                     269,075          191,159
  Telephone, postage and office supplies                           93,083          126,506
  Other expenses                                                   44,391           56,295
                                                            -------------      -----------
  Total non-interest expenses                                   2,419,985        2,101,081
                                                            -------------      -----------

Income before tax provision                                       114,082          468,581
Income tax provision                                               44,790          180,774
                                                            -------------      -----------

Net income                                                  $      69,292      $   287,807
                                                            =============      ===========

Basic and diluted earnings per share                        $        0.01      $      0.05
                                                            =============      ===========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           -----------         -----------
Operating Activities
--------------------
   Net Income                                                              $    69,292         $   287,807
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments                                          (189)             (1,032)
    Loan fees and costs deferred, net                                          (59,355)            (23,053)
    Amortization of deferred loan fees, net                                         --             (15,008)
    Provision for losses on loans                                               25,569              51,400
    Non-cash compensation under Stock-Based Benefit Plan                        28,574              34,462
    Amortization of premium on mortgage backed securities                       47,870                  62
    Gain from real estate development and joint venture                             --                (297)
    Provision for depreciation                                                 176,990             140,640
    Decrease in accrued interest receivable on loans                            28,507             237,408
    Increase in accrued interest receivable on investments                     (50,840)            (12,431)
    Decrease/(Increase) in accrued interest receivable on mortgage
         backed securities                                                         (29)              3,132
    Decrease/(Increase)  in prepaid income taxes                                (9,410)            163,031
    Increase in deferred income tax assets                                          --             (28,847)
    Increase in other assets                                                   (86,326)           (747,425)
    Increase in accrued interest payable on deposits                           (19,808)            (68,285)
    Increase/(Decrease) in income taxes payable                                 53,615             (46,987)
    Decrease in other liabilities and payables to
          disbursing agents                                                   (349,000)           (207,197)
                                                                           ------------        ------------
        Net cash provided by operating activities                             (144,540)           (232,620)


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           -----------         -----------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $   2,471,000       $   3,205,000
    Purchase of interest bearing deposits                                       (792,000)         (1,178,000)
    Purchases of investment securities - held to maturity                     (4,700,000)                 --
    Proceeds from maturities of investment securities - held to maturity       2,450,000                  --
    Longer term loans originated                                              (5,796,446)         (9,398,768)
    Principal collected on longer term loans                                   5,437,320           2,899,634
    Net (increase) decrease in short-term loans                                 (590,707)           (339,188)
    Principal collected on mortgage backed securities                          3,107,366           1,537,176
    Purchase of mortgage backed securities                                    (2,495,239)           (999,073)
    Proceeds from sales of foreclosed realestate                                  50,000                  --
    Investment in premises and equipment                                        (239,138)           (412,475)
                                                                                ---------           ---------
        Net cash provided (used) by investing activities                      (1,097,844)         (4,685,694)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                  629,990           9,197,908
    Net increase (decrease) in certificates of deposit                        14,754,940          (2,454,704)
    Increase in Federal Home Loan Bank of Atlanta advances                     3,700,000             500,000
    Repayment of Federal Home Loan Bank of Atlanta advances                   (8,700,000)                 --
    Acquisition of stock for Rabbi Trust                                         (25,563)            (17,500)
    Acquisition of stock for Management Retention Plan                                --            (508,768)
    Treasury stock purchase                                                           --             (37,665)
    Increase in dividends payable                                                     --              (7,926)
    Dividends paid on stock                                                     (266,514)           (287,274)
                                                                           -------------       --------------
        Net cash provided by financing activities                             10,092,853           6,384,071
                                                                           -------------       -------------

Increase in cash and cash equivalents                                          8,850,469           1,465,757
Cash and cash equivalents at beginning of period                               7,961,710           7,188,173
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  16,812,179       $   8,653,930
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                 FOR THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                           ------------------------------
                                                                               2000               1999
                                                                           -----------         -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   6,245,590       $   7,892,751
    Interest bearing deposits in other banks                                  10,941,870           6,068,956
    Federal funds sold                                                         2,265,719             554,223
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     19,453,179          14,515,930

        Less - certificate of deposit with a maturity of
          more than three months                                               2,641,000           5,862,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  16,812,179       $   8,653,930
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   3,387,524       $   2,716,923
                                                                           =============       =============

    Income taxes                                                           $         500       $      93,604
                                                                           =============       =============

Transfer from loans to real estate acquired through foreclosure            $          --       $          --
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

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

Note 3 - Cash Flow Presentation
         ----------------------

         For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

         Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2000 and 1999 is as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                For the Three months Ended December 31, 2000
                                                              -----------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------

         Income available to shareholders                     $    69,292        5,566,310       $     0.01

         Effect of dilutive shares                                     --          109,600               --
                                                              -----------       ----------       ----------

         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $    69,292        5,675,910       $     0.01
                                                              ===========       ==========       ==========


                                                               For the Three Months Ended December 31, 1999
                                                              ---------------------------------------------
                                                                Income            Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------

         Income available to shareholders                     $   287,807       $5,749,765       $       0.05

         Effect of dilutive shares                                     --           99,044                 --
                                                              -----------       ----------       ------------

         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   287,807        5,848,809       $       0.05
                                                              ===========       ==========       ============

Note 5 - Regulatory Capital
         ------------------

         The following table sets forth the Bank's capital position at December 31, 2000.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                     For Capital              Prompt Corrective
                                             Actual              Adequacy Purposes          Action Provision
                                    ------------------------  ------------------------   -------------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets   Amount            Assets  Amount            Assets
                                    ------           ------   ------            ------  ------            ------
                                                                    (unaudited)

Tangible (1)                     $ 32,301,486          9.87%  $ 4,906,670         1.50%     N/A             N/A
Tier 1 capital (2)                 32,301,486         15.99          N/A           N/A   12,123,522         6.00%
Core (1)                           32,301,486          9.87    13,084,455         4.00   16,355,568         5.00
Risk-weighted (2)                  33,720,957         16.69    16,164,696         8.00   20,205,870        10.00

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

     During the three months ended December 31, 2000, the Company's assets increased by $9.8 million, or 3.0%, from $325.9 million at September 30, 2000 to $335.7 million at December 31, 2000. Loans receivable, net increased by $1.0 million, or 0.4%, from $241.5 million at September 30, 2000 to $242.5 million at December 31, 2000. The Company's mortgage-backed securities decreased by $660,000 , or 3.3%, from $19.8 million at September 30, 2000 to $19.1 million at December 31, 2000. The Company's investment portfolio increased $2.2 million from $41.2 million at September 30, 2000 to $43.4 million at December 31, 2000. The Company's deposits increased by $15.5 million, or 5.7%, from $268.9 million at September 30, 2000 to $284.4 million at December 31, 2000. The increase in deposits was achieved through the opening of new offices, increased advertising and promotion activities. The growth in deposits enable the Company to reduce its reliance on Federal Home Loan Bank of Atlanta advances, which decreased $5.0 million or 52.6% from $9.5 million at September 30, 2000 to $4.5 million at December 31, 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net Income. Net income decreased by $218,500, or 75.9%, from $288,000 for the three months ended December 31,1999 to $69,000 for the three months ended December 31, 2000. The decrease in net income was primarily attributable to increased interest expense due to the increase in savings deposits. Increased non interest expenses resulting from the opening of new branch offices also affected net income.

     Net Interest Income. Net interest income was $2.4 million for the three months ended December 31, 2000, compared to $2.5 million for the three months ended December 31, 1999, representing an decrease of $95,000, or 3.8%. The decrease was primarily due to the higher yield paid on deposits of 4.76% for the three months ended December 31, 2000 compared to a 4.10% yield paid on deposits for the three months ended December 31, 1999, and a decrease in interest rate spread from 3.06% for the three months ended December 31, 1999 to 2.58% for the three months ended December 31, 2000. An increase in the yield on interest earning assets from 7.24% at December 31, 1999 to 7.37% at December 31, 2000 was not sufficient to offset the increased cost of deposits. This resulted in decreased interest rate spread from 3.06% for the three months ended December 31, 1999 to 2.58% for the three months ended December 31, 2000.

     Interest Income. Interest income increased by $604,000, or 11.7% to $5.8 million for the three months ended December 31, 2000 from $5.2 million at December 31, 1999. Interest and fees on loans increased by $499,000, or 12.1%, from $4.1 million for the three months ended December 31, 1999 to $4.6 million for the three months ended December 31,2000. This increase was primarily due to a $ 22 million increase in the average balance of loans receivable as the Company implemented its strategy of increasing loan originations. The increase in the average yield on loans receivable increased by 14 basis points which also contributed to the increase in interest income. Additionally interest and dividends on investment securities increased by $121,000 or 21.2 %, from $570,000 for the three months ended December 31, 1999 to $690,000 for the three months ended December 31, 2000. This increase was due to an increase in the investment securities portfolio. These increases offset a $ 43,000 or 11.1%, decrease in interest on mortgage-backed securities from $377,000 for the three months ended December 31, 1999 to $ 335,000 for the three months ended December 31, 2000. This decrease in interest on mortgage-backed securities was primarily due to a $ 4 million decrease in the average volume of mortgage-backed securities, as the Company pursued a strategy of using repayments of mortgage-backed securities to fund loan originations. Additionally, other interest income increased by $27,000, or 25.0%, from $107,000 for the three months ended December 31, 1999 to $134,000 for the three months ended December 31 2000. This increase was due to an increase in the average yield on other investments of .3% from 6.0% at December 31, 1999 to 6.3% at December 31, 2000 and an increase in the average balance from $7.1 million at December 31, 1999 to $8.4 million at December 31, 2000.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased from $2.7 million for the three months ended December 31, 1999 to $3.4 million for the three months ended December 31, 2000 a change of $699,000 or 26.0%. Interest on deposits increased $835,000 due to an increase in the average volume of deposits by $37.2 million from $238.3 million at December 31, 1999 to $275.5 million at December 31, 2000. Additionally the average yield on deposits increased by 66 basis points from 4.10% at December 31, 1999 to 4.76% at December 31, 2000. Interest on short-term borrowings was $101,000 for the three months ended December 31, 2000. This decrease was primarily due to a decrease of $5.0 million in advances form the Federal Home Loan Bank of Atlanta during the quarter ended December 31, 2000.
The cost of borrowings increased because short term borrowings were paid and long term borrowings remained. Generally, short term borrowings do not include prepayment penalties and long term borrowings do.

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

                                                                 THREE MONTHS ENDED DECEMBER 31
                                               ---------------------------------------------------------------------------
                                                             2000                                      1999
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 241,976    $   4,617        7.63%     $  219,804    $  4,118         7.49%
   Mortgage-backed securities...............      19,004          335        7.05          23,429         377         6.44
   Dividends and investment securities......      43,976          690        6.28          35,233         570         6.47
   Other Investments........................       8,455          134        6.34           7,168         107         5.98
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     313,411        5,776        7.37         285,634       5,172         7.24
Noninterest-earning assets..................      14,231                                   18,210
                                               ---------                               ----------
       Total assets.........................   $ 327,642                               $  303,844
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 275,537        3,277        4.76         238,345       2,442         4.10
   Borrowings-short term....................       5,100          100        7.84          16,000         236         5.90
   Other liabilities........................       1,412            1        0.28           1,639           1         0.32
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     282,049        3,378        4.79         255,984       2,679         4.19
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       2,300                                    2,739
                                               ---------                               ----------
       Total liabilities....................     284,349                                  258,722
Stockholders' equity .......................      43,293                                   45,122
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 327,642                               $  303,844
                                               =========                               ==========

Net interest income.........................                $   2,398                                $  2,493
                                                            =========                                ========
Interest rate spread........................                                 2.58%                                    3.06%
                                                                          =======                                   ======
Net interest margin.........................                                 3.06%                                    3.49%
                                                                          =======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               111.12%                                  111.58%
                                                                           ======                                   ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $26,000 for the three months ended December 31 2000, as compared to $51,000 for the three months ended December 31 1999, representing a decrease of $25,000. Loan chargeoffs for the three months ended December 31, 2000 were $66,000 as compared to $38,000 for the three months ended December 31, 1999. Loan recoveries were $57,000 for the three months ended December 31, 2000 compared to $37,000 for the three months ended December 31, 1999. Non performing loans at December 31, 2000 were $389,000 as compared to $513,000 at December 31, 1999. The total loss allowance allocated to domestic loans is $1.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $34,000, or 26.6% from $128,000 for the three months ended December 31, 1999 to $162,000 for the three months ended December 31, 2000. The increase in other income for the three months ended December 31 2000 was attributable primarily to a $22,000 increase in fees on transaction accounts. Additionally, rental income decreased by $4,000, or 13.8%, from $29,000 for the three months ended December 31, 1999 to $25,000 for the three months ended December 31, 2000. Miscellaneous income increased $11,000 or 68.8% from $16,000 for the three months ended December 31,1999 to $27,000 for the three months ended December 31, 2000.

     Non-interest Expenses. Total non-interest expenses increased by $319,000, or 15.2%, from $2.1 million for the three months ended December 31, 1999 to $2.4 million for the three months ended December 31, 2000. The increase in non-interest expenses was primarily due to increases in salaries and related expenses. Salaries and related expenses increased $294,000 from $1.0 million for the three months ended December 31,1999 to $1.4 million for the three months ended December 31, 2000. Occupancy expense increased by $42,000, or 20.0%. The Company increased its advertising expense by $78,000, or 40.8%, in an effort to increase market share and promote the new offices.

     Income Taxes. The Company's income tax expense was $45,000 and $181,000 for the three months ended December 31, 2000 and 1999, respectively. The Company's effective tax rates were 39.5% and 38.6% for the three months ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31 2000 and 1999, the Company had $5.8 million and $9.4 million, respectively, of loan originations. During the three months ended December 31, 2000 and 1999, the Company purchased investment securities in the amounts of $2.5 million and $-0- million, respectively, and mortgage-backed securities in the amounts of $2.5 million and $1.0 million, respectively. The purchase of interest-bearing deposits decreased from $1.2 million for the three months ended December 31, 1999 to $792,000 for the three months ended December 31, 2000. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's average daily liquidity ratio for the month of December was approximately 23.21%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2000, cash, interest-bearing deposits in other banks and federal funds sold were $6.2 million, $10.9 million and $2.3 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2000 totaled $103.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2000, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $219,000, $12.0 million and $887,000, respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  None.

         (b)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BCSB BANKCORP, INC.



Date: February 9, 2000              /s/ Gary C. Loraditch
                                    ---------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: February 9, 2000              /s/ Bonnie M. Klein
                                    ---------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)