Form 10QSB
period 2001-03-31
BCSB BANKCORP INC
filed 2001-05-15
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001




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

            4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND 21236
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

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

     As of May 9, 2001, the issuer had 5,868,072 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes               No    X
    ---------        -------

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
             March 31, 2001 (unaudited) and September 30, 2000............... 2

         Consolidated Statements of Operations for the Six Months
             and Three Months Ended March 31, 2001 and 2000
             (unaudited)..................................................... 3


         Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2001 and 2000 (unaudited)....................... 4

     Notes to Consolidated Financial Statements.............................. 7

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings.................................................. 16

Item 2.  Changes in Securities and Use of Proceeds.......................... 16

Item 3.  Defaults Upon Senior Securities.................................... 16

Item 4.  Submission of Matters to a Vote of Security Holders................ 16

Item 5.  Other Information.................................................. 16

Item 6.  Exhibits and Reports on Form 8-K................................... 16


SIGNATURES.................................................................. 18

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                              MARCH 31,       SEPTEMBER 30,
                                                                                2001              2000
                                                                                ----              ----
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    6,265,453      $    6,570,657
Interest bearing deposits in other banks                                     22,064,983           5,255,622
Federal funds sold                                                            3,162,732             455,431
Investment securities, held to maturity                                      39,474,251          41,158,120
Loans receivable, net                                                       242,150,664         241,519,815
Mortgage backed securities, held to maturity                                 22,632,680          19,824,152
Foreclosed real estate, net                                                     109,420              50,000
Premises and equipment, net                                                   6,988,007           6,709,595
Federal Home Loan Bank of Atlanta stock                                       1,834,400           1,834,400
Accrued interest receivable  - loans                                            774,234             863,647
                             - investments                                      584,341             730,607
                             - mortgage backed securities                       133,962             121,088
Deferred and prepaid income taxes                                               479,080             257,581
Other assets                                                                    819,600             528,459
                                                                         --------------      --------------
Total assets                                                             $  347,473,807      $  325,879,174
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  296,171,356      $  268,881,604
  Advances from the Federal Home Loan Bank of Atlanta                         4,000,000           9,500,000
  Advance payments by borrowers for taxes and insurance                       1,915,087           1,190,057
  Income taxes payable                                                            2,201              25,532
  Payables to disbursing agents                                                 236,758             364,755
  Dividends payable                                                             263,579             265,954
  Other liabilities                                                           2,279,847           2,308,455
                                                                         --------------      --------------
Total liabilities                                                           304,868,828         282,536,357

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,868,072, and 5,887,072 shares issued and  outstanding at March 31, 2001
    and September 30, 2000 respectively)                                         58,681              58,871
  Additional paid-in capital                                                 20,028,849          20,214,611
  Retained earnings (substantially restricted)                               24,891,713          25,447,089
                                                                         --------------      --------------
                                                                             44,979,243          45,720,571
  Employee Stock Ownership Plan                                              (1,234,764)         (1,326,228)
  Stock held by Rabbi Trust                                                  (1,139,500)         (1,051,526)
                                                                         --------------      --------------
                                                                             42,604,979          43,342,817
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  347,473,807      $  325,879,174
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR SIX  MONTHS ENDED               FOR THREE MONTHS ENDED
                                                                        MARCH  31,                         MARCH  31,
                                                             -----------------------------------------------------------------
                                                                  2001              2000           2001                2000
                                                                  ----              ----           ----                ----
Interest Income
---------------
  Interest and fees on loans                                 $  9,234,801      $ 8,254,671      $  4,617,859       $ 4,137,071
  Interest on mortgage backed securities                          667,901          741,307           333,216           363,978
  Interest and dividends on investment securities               1,424,015        1,150,344           733,440           580,398
  Other interest income                                           388,441          206,757           254,474            99,617
                                                             ------------      -----------      ------------       -----------
Total interest income                                          11,715,158       10,353,079         5,938,989         5,181,064

Interest Expense
----------------
  Interest on deposits                                          6,705,777        5,009,131         3,428,628         2,566,887
  Interest on borrowings - short term                             164,128          439,275            64,099           203,392
  Other Interest Expense                                            1,936            2,453               880             1,147
                                                             ------------      -----------      ------------       -----------
Total interest expense                                          6,871,841        5,450,859         3,493,607         2,771,426
                                                             ------------      -----------      ------------       -----------

  Net interest income                                           4,843,317        4,902,220         2,445,382         2,409,638
  Provision for losses on loans                                    69,464           51,400            43,895                --
                                                             ------------      -----------      ------------       -----------
  Net interest income after provision
  for losses on loans                                           4,773,853        4,850,820         2,401,487         2,409,638

Other Income (Loss)
------------------
  Gain (loss) on sale of foreclosed real estate                    15,751           (5,654)           15,751            (5,654)
  Gain on Sale of Loans                                            27,293               --            27,293                --
  Servicing fee income                                              6,804            4,327             3,722             4,206
  Fees and charges on loans                                        75,423           73,328            38,481            37,782
  Fees on transaction accounts                                    126,132           96,404            56,056            48,677
  Rental income                                                    49,273           58,203            24,335            29,183
  Gain from real estate development and joint venture                  --              533                --               236
  Gain on sale of  Fixed Assets                                        --            3,475                --             3,475
  Miscellaneous income                                             54,514           33,574            27,851            17,805
                                                             ------------      -----------      ------------       -----------
  Net other income (loss)                                         355,190          264,190           193,489           135,710

Non-Interest Expenses
---------------------
Salaries and related expense                                    2,880,620        2,223,486         1,501,263         1,138,328
Occupancy expense                                                 541,040          464,577           289,407           254,382
Deposit insurance premiums                                         61,930           84,468            31,481            34,154
Data processing expense                                           331,817          276,783           228,358           144,892
Property and equipment expense                                    410,552          407,458           211,661           210,081
Professional fees                                                  78,020          107,971            28,373            55,780
Advertising                                                       501,463          456,325           232,388           265,166
Telephone, postage and office supplies                            222,589          247,757           129,506           121,251
Other expenses                                                    134,756          157,266            90,365           100,971
                                                             ------------      -----------      ------------       -----------
Total non-interest expenses                                     5,162,787        4,426,091         2,742,802         2,325,005
                                                             ------------      -----------      ------------       -----------

Income (loss) before tax provision                                (33,744)         688,919          (147,826)          220,343
Income tax provision (benefit)                                     (9,021)         270,172           (53,811)           89,398
                                                             ------------      -----------      ------------       -----------

Net income (loss)                                            $    (24,723)     $   418,747      $    (94,015)      $   130,945
                                                             ============      ===========      ============       ===========

Basic and diluted earnings (loss) per share                  $        .00      $      0.07      $       (.02)      $       .02
                                                             ============      ===========      ============       ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                        MARCH  31,
                                                                           -------------------------------
                                                                              2001                 2000
                                                                           ----------          -----------
Operating Activities
--------------------
  Net Income (Loss)                                                        $   (24,723)         $   418,747
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Accretion of discount on investments                                         5,068               (1,064)
    Loan fees (costs) deferred, net                                            (76,286)             (64,734)
    Amortization of deferred loan (fees) costs, net                             14,290              (24,456)
    Provision for losses on loans                                               69,464               51,400
    Non-cash compensation under Stock-Based Benefit Plans                       64,207               66,897
    Amortization of premium on mortgage backed securities                        2,607               19,937
    Gain from real estate development and joint venture                             --                 (533)
    Provision for depreciation                                                 360,734              293,005
    Gain on Sale of Fixed Assets                                                    --               (3,475)
    (Gain)/Loss on Sale of Real Estate Owned                                   (15,751)               5,654
    Gain on Sale of Loans                                                      (27,293)                  --
    Decrease in accrued interest receivable on loans                            89,413              152,684
    (Increase) decrease in accrued interest receivable on investments          146,266              (34,456)
    (Increase)  decrease in accrued interest receivable
     on mortgage backed securities                                             (12,874)               3,241
    (Increase) decrease in prepaid income taxes                               (226,774)              26,906
    (Increase) decrease  in deferred income tax assets                           5,275              (28,848)
    (Increase) decrease  in other assets                                      (291,141)              39,419
    Decrease in accrued interest payable on deposits                          (436,802)             (64,260)
    Decrease in income taxes payable                                           (23,331)             (49,212)
    (Increase) decrease  in other liabilities and payables to
    disbursing agents                                                         (156,606)             329,893
                                                                           -----------          -----------
Net cash provided by operating activities                                     (534,257)           1,136,745


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                        MARCH  31,
                                                                           ---------------------------------
                                                                                2001                2000
                                                                            ------------       ------------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $  2,561,000        $  3,495,000
    Purchase of interest bearing deposits                                      (792,000)         (1,178,000)
    Purchases of investment securities - held to maturity                   (23,531,199)         (4,050,000)
    Proceeds from maturities of investment securities - held to maturity     25,210,000             500,000
    Longer term loans originated                                            (13,211,956)        (17,509,864)
    Principal collected on longer term loans                                  9,223,677          14,881,469
    Proceeds from Loans Sold                                                  2,804,906
    Net Increase in short-term loans                                            478,681         (11,736,120)
    Principal collected on mortgage backed securities                         5,161,675           2,963,743
    Purchase of mortgage backed securities                                   (7,972,810)         (2,828,265)
    Proceeds from sales of foreclosed real estate                                50,000                  --
    Investment in premises and equipment                                       (639,146)         (2,147,815)
    Purchase of Federal Home Loan Bank of Atlanta stock                              --            (184,100)
                                                                           ------------        ------------
    Net cash provided (used) by investing activities                           (657,172)        (17,793,952)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
    accounts and advances by borrowers for taxes and
      insurance                                                               2,413,384           5,825,098
    Increase in Federal Home Loan Bank of Atlanta advances                           --           6,600,000
    Repayment of Federal Home Loan Bank of Atlanta advances                  (5,500,000)         (5,500,000)
    Net increase in certificates of deposit                                  26,038,200          10,861,386
    Acquisition of Stock for Rabbi Trust                                        (87,974)            (65,809)
    Treasury Stock Purchase                                                    (158,695)         (1,389,795)
    Acquisition of Stock for Management Retention Plan                               --             (37,665)
    Increase in Dividends Payable                                                (2,375)            (19,847)
    Dividends declared on stock                                                (530,653)           (562,226)
                                                                           ------------        ------------
        Net cash provided by financing activities                            22,171,887          15,711,142
                                                                           ------------        ------------

Increase (decrease) in cash and cash equivalents                             20,980,458            (946,065)
Cash and cash equivalents at beginning of period                              7,961,710           7,188,173
                                                                           ------------        ------------
Cash and cash equivalents at end of period                                 $ 28,942,168        $  6,242,108
                                                                           ============        ============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                  FOR SIX MONTH PERIOD
                                                                                      ENDED MARCH  31,
                                                                           ---------------------------------
                                                                                2001                2000
                                                                           -------------        ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  6,265,453        $  5,326,235
    Interest bearing deposits in other banks                                 22,064,983           6,344,277
    Federal funds sold                                                        3,162,732             143,596
                                                                           ------------        ------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                    31,493,168          11,814,108

        Less - certificate of deposit with a maturity of
          more than three months                                              2,551,000           5,572,000
                                                                           ------------        ------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $ 28,942,168        $  6,242,108
                                                                           ============        ============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $  3,387,524        $  5,596,650
                                                                           ============        ============

    Income taxes                                                           $        500        $    235,200
                                                                           ============        ============

Transfer from loans to real estate acquired through foreclosure            $    109,421        $         --
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------

                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 -  Principal of Consolidation
          --------------------------

          BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service
          Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate and is currently investing in brokered lease loans. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and six months ended March 31, 2001 is as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                For the Six Months Ended March 31, 2001
                                                              --------------------------------------------
                                                                Income               Shares      Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
         Net Loss                                             $   (24,723)       5,561,796       $ 0.00

         Effect of dilutive shares                                     --          115,727           --
                                                              -----------       ----------       ------

         Diluted EPS
         -----------

         Net Loss                                             $   (24,723)       5,677,523       $ 0.00
                                                              ============      ==========       ======
                                                               For the Three Months Ended March 31, 2001
                                                              --------------------------------------------
                                                                Income               Shares      Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
         Net Loss                                             $   (94,015)       5,557,181       $(0.02)

         Effect of dilutive shares                                     --          121,991           --
                                                              -----------       ----------       ------
         Diluted EPS
         -----------

         Net  Loss                                            $   (94,015)       5,679,172       $(0.02)
                                                              ============      ==========       ======

Note 5 -  Regulatory Capital
          ------------------

          The following table sets forth the Bank's capital position at March 31, 2001.

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                  For Capital               Prompt Corrective
                                              Actual            Adequacy Purposes            Action Provision
                                    ----------------------    -----------------------   ------------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets   Amount            Assets  Amount            Assets
----------------------------------------------------------------------------------------------------------------

Tangible (1)                     $ 32,162,374        9.46%  $  5,101,026        1.50%  $       N/A          N/A%
Tier 1 capital (2)                 32,162,374       15.92            N/A        N/A     12,123,522          6.00
Core (1)                           32,162,374        9.46     13,602,735        4.00    17,003,418          5.00
Risk-weighted (2)                  33,565,461       16.61     16,164,696        8.00    20,205,870         10.00

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

COMPARISON  OF FINANCIAL  CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000

     During the six months ended March 31, 2001, the Company's assets increased by $21.6 million, or 6.6%, from $325.9 million at September 30, 2000 to $347.5 million at March 31, 2001. Loans receivable, net increased by $631,000 or .3%, from $241.5 million at September 30, 2000 to $242.2 million at March 31, 2001. The Company's mortgage-backed securities increased by $2.8 million or 14.1%, from $19.8 million at September 30, 2000 to $22.6 million at March 31, 2001. The Company's investment securities decreased by $1.7 million, or 4.1%, from $41.1 million at September 30, 2000 to $39.4 million at March 31, 2001. The Company's interest bearing deposits increased by $16.8 million, or 323.0% from $5.2 million at September 30, 2000 to $22.0 at March 31, 2001. The Company's premises and equipment increased $278,000 or 4.1% from $6.7 million at September 31, 2000 to $7.0 million at March 31, 2001. The increase was due to the opening of a new branch office. The Company's deposits increased by $27.3 million, or 10.1%, from $268.9 million at September 30, 2000 to $296.2 million at March 31, 2001. The increase in deposits was achieved through the opening of new offices, increased advertising and promotion activities. The Company repaid $5.5 million in advances from the Federal Home Loan Bank of Atlanta during the quarter ended March 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

     Net Income. Net income decreased by $443,000, or 105.8%, from $419,000 for the six months ended March 31, 2000 to a loss of $25,000 for the six months ended March 31, 2001. The decrease in net income was attributable to increased operating expenses resulting from the bank's branch expansion and additional Rabbi-Trust expenses related to the rise in the Company's stock price as well as a decreased net interest margin not offset by increases in the bank's interest earning assets and deposits.

     Net Interest Income. Net interest income was $4.8 million for the six months ended March 31, 2001, compared to $4.9 million for the six months ended March 31, 2000, representing a decrease of $59,000, or 1.2%. The decrease was due to the higher yield paid on deposits of 4.74% for the six months ended March 31, 2001 compared to 4.14% for the six months ended March 31, 2000 and a higher yield paid on short term borrowings from 5.82% at for the six months ended March 31, 2000 to 7.21% for the six months ended March 31, 2001 which was partially offset by the increase in the average yield on interest-earning assets from 7.16% for the six months ended March 31, 2000 to 7.32 % for the six months ended March 31, 2001.

     Interest Income. Interest income increased by $1.4 million, or 13.2%, from $10.4 million for the six months ended March 31, 2000 to $11.7 million for the six months ended March 31, 2001. This increase was due primarily to a $900,000, or 11.9%, increase in interest and fees on loans from $8.3 million for the six months ended March 31, 2000 to $9.2 million for the six months ended March 31, 2001. The increase in interest and fees on loans was primarily due to a $18.2 million increase in the average balance of loans receivable. This increase more than offsets the decrease in interest on mortgage-backed securities. Interest on mortgage-backed securities decreased by $73,000, or 9.9%, from $741,000 for the six months ended March 31, 2000 to $668,000 for the six months ended March 31, 2001. This decrease was primarily due to a $3.3 million decrease in the average balance of mortgage-backed securities. Other interest income which consist of interest earned on deposits in banks and Federal Funds sold, increased by $181,000, or 87.4%, from $207,000 for the six months ended March 31, 2000 to $388,000 for the six months ended March 31, 2001. Interest and dividends on investment securities increased $274,000, or 23.8%, from $1.2 million for the six months ended March 31, 2000 to $1.4 million for the six months ended March 31, 2001. This increase was primarily due to an increase in the average balance on investment securities.

     Interest Expense. Interest expense, which consists of interest on deposits, and interest on borrowed money increased from $5.5 million for the six months ended March 31, 2000 to $6.9 million for the six months ended March 31, 2001 a change of $1.4 million or 25.5%. Interest on deposits increased $1.7 million due to an increase in the average volume of deposits by $41.1 million from $241.9 million at March 31, 2000 to $283.0 million at March 31, 2001. Additionally the average cost on deposits increased by 60 basis points from 4.14% at March 31, 2000 to 4.74% at March 31, 2001. Interest on short-term borrowings decreased by $275,000 or 62.6% from $439,000 at March 31, 2000 to $165,000 at March 31, 2001.
This decrease was primarily due to a decrease of $5.5 million in advances from the Federal Home Loan Bank of Atlanta during the six months ended March 31, 2001.

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

                                                                   SIX MONTHS  ENDED MARCH  31,
                                               ---------------------------------------------------------------------------
                                                             2001                                     2000
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST       RATE        BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $241,194      $ 9,235       7.66%        $222,999      $ 8,255        7.40%
   Mortgage-backed securities                   19,895          668       6.72           23,233          741        6.38
   Investment securities and FHLB stock         43,196        1,424       6.59           36,075        1,150        6.38
   Interest-bearing deposits in other banks
      and Federal Funds sold                    15,843          388       4.90            6,908          207        5.99
                                              --------      -------                    --------      -------
     Total interest-earning assets             320,128       11,715       7.32          289,215       10,353        7.16
Noninterest-earning assets                      19,123                                   16,888
                                              --------                                 --------
        Total assets                          $339,251                                 $306,103
                                              ========                                 ========

Interest-bearing liabilities:
      Deposits                                $283,099        6,706       4.74         $241,896        5,009        4.14
      Borrowings-short term                      4,550          164       7.21           15,083          439        5.82
      Other liabilities                          1,499            2       0.27            1,656            2        0.24
                                              --------      -------                    --------      -------
Total interest-bearing liabilities             289,148        6,872       4.75          258,635        5,450        4.21
                                                            -------     ------                       -------      ------
Noninterest-bearing liabilities                  6,895                                    2,737
                                              --------                                 --------
      Total liabilities                        296,043                                  261,372
Stockholders' equity                            43,208                                   44,731
                                              --------                                 --------
   Total liabilities and stockholders'
            Equity                            $339,251                                 $306,103
                                              ========                                 ========

Net interest income                                         $ 4,843                                   $4,903
                                                            =======                                   ======
Interest rate spread                                                      2.57%                                     2.94%
                                                                        ======                                    ======
Net interest margin                                                       3.03%                                     3.39%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        110.71%                                   111.82%
                                                                        ======                                    ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established provision for losses on loans of $69,000 for the six months ended March 31, 2001, as compared to $51,000 for the six months ended March 31, 2000, representing a increase of $18,000. Loan chargeoffs for the six months ended March 31, 2001 were $201,000 as compared to $76,000 for the six months ended March 31, 2000. Loan recoveries were $132,000 for the six months ended March 31, 2001, compared to $67,000 for the six months ended March 31 2000. Non performing loans at March 31, 2001 were $586,000 as compared to $477,000 at March 31, 2000. The total loss allowance allocated to domestic loans is $1.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $91,000, or 34.4%, from $264,000 for the six months ended March 31, 2000 to $355,000 for the six months ended March 31, 2001. The increase in other income for the six months ended March 31, 2001 was attributable partly to a $27,000 gain on the sale of loans. Additionally, the increase in other income reflected a $30,000 increase, or 31.3% in transaction account fees for the six months ended March 31, 2001 from $96,000 for the six months ended March 31, 2000, compared to $126,000 for the six months ended March 31, 2001.

     Non-interest Expenses. Total non-interest expenses increased by $737,000, or 16.6%, from $4.4 million for the six months ended March 31, 2000 to $5.2 million for the six months ended March 31, 2001. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage and office supplies, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $657,000, or 29.6%, due to the recruitment of personnel for new offices and compensation expense for the market value adjustments for the Rabbi-Trust. The compensation expense for the market value adjustment for the Rabbi-Trust was $262,000 for the six months ended March 31, 2001 compared to $60,000 for the six months ended March 31, 2000. Occupancy expense increased by $76,000, or 16.3% due to the increased expenses associated with the new branches.

     Income Taxes. The Company's income tax expense/(benefit) was $(9,000) and $270,000 for the six months ended March 31, 2001 and 2000, respectively.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

     Net Income. Net income decreased by $225,000, or 171.8%, from $131,000 for the three months ended March 31, 2000 to loss of $94,000 for the three months ended March 31, 2001. The decrease in net income was primarily attributable to increased non-interest expense.

     Net Interest Income. Net interest income remained unchanged at $2.4 million for the three months ended March 31, 2001, and the three months ended March 31, 2000. This stability was due to the increase in interest income offsetting the increase in interest expense.

     Interest Income. Interest income increased by $758,000, or 14.6%, from $5.1 million for the three months ended March 31, 2000 to $5.9 million for the three months ended March 31, 2001. Interest and fees on loans increased by $481,000 or 11.6%, from $4.1 million for the three months ended March 31, 2000 to $4.6 million for the three months ended March 31, 2001 primarily due to a $14.2 million increase in the average balance of loans receivable and an increase in the average yield on loans of 36 basis points from 7.32% at March 31, 2000 to 7.68% at March 31, 2001 as the Company implemented its strategy of increasing loan originations. Additionally, interest and dividends on investment securities increased by $86,000 or 14.8%. Other interest income increased $154,000 or 154.0% from $100,000 at March 31, 2000 to $254,000 at March 31, 2001. These
increases more than offset a decrease of $31,000, or 8.5%, in interest on mortgage-backed securities from $364,000 for the three months ended March 31, 2000 to $333,000 for the three months ended March 31, 2001. This decrease in mortgage-backed securities was primarily due to a $2.2 million decrease in the average volume of mortgage-backed securities.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased form $2.7 million for the three months ended March 31, 2000 to $3.5 million for the three months ended March 31, 2001 a change of $722,000 or 26.1%. Interest on deposits increased $862,000 during the three months ended March 31, 2001, due to an increase in the average volume of deposits of $45.2 million, and an increase in the average yield on deposits of 54 basis points, from 4.18% at March 31, 2000 to 4.78% at March 31, 2001. Interest on short-term borrowings was $64,000 for the three months end March 31, 2001. This decrease was primarily due to the repayment of $5.5 million in advances from the Federal Home Loan Bank of Atlanta.

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

                                                                 THREE MONTHS  ENDED MARCH  31,
                                               ---------------------------------------------------------------------------
                                                             2001                                     2000
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST       RATE        BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $240,412       $4,618       7.68%        $226,194       $4,137        7.32%
   Mortgage-backed securities                   20,787          333       6.41           23,038          364        6.32
   Investment securities and FHLB stock         42,416          733       6.91           36,917          580        6.28
   Interest bearing deposits in other banks
      and Federal Funds sold                    23,230          255       4.39            6,647          100        6.02
                                              --------       ------                    --------       ------
     Total interest-earning assets             326,845        5,939       7.27          292,796        5,181        7.08
Noninterest-earning assets                      24,014                                   15,566
                                              --------                                 --------
        Total assets                          $350,859                                 $308,362
                                              ========                                 ========

Interest-bearing liabilities:
    Deposits                                  $290,660        3,429       4.72         $245,446        2,567        4.18
    Borrowings-short term                        4,000           64       6.40           14,167          203        5.73
    Other liabilities                            1,586            1        .25            1,673            1        0.24
                                              --------       ------                    --------       ------
Total interest-bearing liabilities             296,246        3,494       4.72          261,286        2,771        4.24
                                                             ------     ------                        ------      ------
Noninterest-bearing liabilities                 11,576                                    2,736
                                              --------                                 --------
      Total liabilities                        307,822                                  264,022
Stockholders' equity                            43,037                                   44,340
                                              --------                                 --------
   Total liabilities and stockholders'
            Equity                            $350,859                                 $308,362
                                              ========                                 ========

Net interest income                                          $2,445                                   $2,410
                                                             ======                                   ======
Interest rate spread                                                      2.55%                                     2.84%
                                                                        ======                                    ======
Net interest margin                                                       2.99%                                     3.29%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        110.33%                                   112.06%
                                                                        ======                                    ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company increased the provision for losses by $44,000 for the three months ended March 31, 2001. This increases the loss allowance to $1.4 million which the Company believes is sufficient based on past experience. Loan chargeoffs for the three months ended March 31, 2001 were $124,000 as compared to $38,000 for the three months ended March 31, 2000. Loan recoveries were $65,000 for the three months ended March 31, 2001 as compared to $30,000 for the three months ended March 31, 2000. Non performing loans at March 31, 2001 were $586,000 as compared to $477,000 at March 31, 2000. In establishing such provisions, management considered the analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $57,000, or 41.9%, from $136,000 for the three months ended March 31, 2000 to $193,000 for the three months ended March 31, 2001. The increase in other income for the three months ended March 31, 2001 was attributable primarily to a $27,000 increase in gain on sales of loans and a $7,000, increase in fees on transaction accounts, from $49,000 for the three months ended March 31, 2000 to $56,000 for the three months ended March 31, 2001.

     Non-interest Expenses. Total non-interest expenses increased by $418,000, or 18.0%, from $2.3 million for the three months ended March 31, 2000 to $2.7 million for the three months ended March 31, 2001. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage, and office supplies, property and equipment expense and advertising expense. The Company's salaries and related expenses increased by $363,000, or 31.9%, due to the recruitment of personnel for the new offices, and compensation expense of $205,000 related to the market value adjustment for the Rabbi-Trust. Occupancy expense increased by $35,000, or 13.8%, and data processing expense increased $83,000, or 57.2%.

     Income Taxes. The Company's income tax expense/(benefit) was $(54,000) and $89,000 for the three months ended March 31, 2001 and 2000, respectively. The Company's effective tax rates were 36.4% and 40.5% for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March  31,  2001,  the Bank  exceeded  all  regulatory  minimum  capital requirements. For information reconciling the Bank's retained earnings as reported in its financial statements at March 31, 2001 to its tangible, core and risk-based capital levels and comparing such totals to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2001 and 2000, the Company had $13.2 million and $17.5 million, respectively, of loan originations. During the six months ended March 31, 2001 and 2000, the Company purchased investment securities in the amounts of $16 million and $4.1 million, respectively, and mortgage-backed securities in the amounts of $8.0 million and $2.8 million respectively. The purchase of interest-bearing deposits decreased from $1.2 million for the six months ended March 31, 2000 to $792,000 for the six months ended March 31, 2001. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of March was approximately 27.7%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, cash, interest-bearing deposits in other banks and
federal  funds  sold  were  $6.3   million,   $29.6  million  and  $3.2  million
respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2001 totaled $115 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2001, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $98,000, $21.1 million and $4.4 million, respectively.

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         None.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


               The Company's Annual Meeting of Stockholders was held on February 14, 2001. 5,628,450 shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

               Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                     Votes in Favor
         Nominee                      of Election               Votes Withheld
         -------                     ---------------            --------------

         H. Adrian Cox                5,382,707                   245,743
         William M. Loughran          5,385,810                   242,640
         John J. Panzer Jr.           5,383,232                   245,218

          There were 0 broker nonvotes on the matter

               In addition, stockholders voted in favor of the ratifcation of the appointment of Anderson Associates, LLP as independent auditors of the Company for the fiscal year ending September 30, 2001. 5,594,194 votes were cast in favor of the proposal to ratify the appointment of auditors, 24,796 votes were cast against the proposal, and 9,460 votes abstained. There were 0 broker nonvotes on the matter.


         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

         (b)      Form 8-K

               No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCSB BANKCORP, INC.



Date: May 10, 2001                  /s/ Gary C. Loraditch
                                    --------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: May 10, 2001                  /s/ Bonnie M. Klein
                                    --------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)