Form 10QSB
period 2001-06-30
BCSB BANKCORP INC
filed 2001-08-10
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X[ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
        -----------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

     As of July 25, 2001, the issuer had 5,868,072 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes          No   X
    -----      ------

         CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
              June 30, 2001 (unaudited) and September 30, 2000................2

         Consolidated Statements of Operations for the Nine Months
              and Three Months Ended June 30, 2001 and 2000 (unaudited).......3

         Consolidated Statements of Cash Flows for the Nine Months Ended
              June 30, 2001 and 2000 (unaudited)..............................4

     Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................16


SIGNATURES....................................................................17

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                              JUNE 30,       SEPTEMBER 30,
                                                                               2001              2000
                                                                         -------------       -------------
                                                                          (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    7,042,901      $    6,570,657
Interest bearing deposits in other banks                                      5,105,811           5,255,622
Federal funds sold                                                              238,943             455,431
Investment securities- held to maturity                                      32,554,187          41,158,120
Investment securities- available for sale                                    14,073,673                  --
Loans receivable, net                                                       251,749,541         241,519,815
Mortgage backed securities, held to maturity                                 45,350,018          19,824,152
Mortgage backed securities, available for sale                                5,220,166                  --
Foreclosed real estate, net                                                      80,569              50,000
Premises and equipment, net                                                   6,940,253           6,709,595
Federal Home Loan Bank of Atlanta stock                                       1,834,400           1,834,400
Accrued interest receivable  - loans                                            783,706             863,647
                             - investments                                      661,423             730,607
                             - mortgage backed securities                       309,675             121,088
Prepaid income taxes                                                            452,606             257,581
Other assets                                                                    834,128             528,459
                                                                         --------------      --------------
Total assets                                                             $  373,232,000      $  325,879,174
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  310,513,851      $  268,881,604
  Borrowed money                                                             14,500,000           9,500,000
  Advance payments by borrowers for taxes and insurance                       2,799,938           1,190,057
  Income taxes payable                                                           19,719              25,532
  Dividends payable                                                             234,204             364,755
  Payables to disbursing agents                                                 263,579             265,954
  Other liabilities                                                           2,449,766           2,308,455
                                                                         --------------      --------------
Total liabilities                                                           330,781,057         282,536,357

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,868,072 and 5,887,072 shares issued and outstanding
    at June 30, 2001 and September 30, 2000 respectively)                        58,681              58,871
  Additional paid-in capital                                                 20,024,619          20,214,611
  Retained earnings (substantially restricted)                               24,606,101          25,447,089
  Accumulated other comprehensive income (net of taxes)                          90,073                  --
                                                                         --------------      --------------
                                                                             44,779,474          45,720,571
  Employee Stock Ownership Plan                                              (1,189,032)         (1,326,228)
  Stock held by Rabbi Trust                                                  (1,139,500)         (1,051,526)
                                                                         --------------      --------------
                                                                             42,450,942          43,342,817
                                                                         --------------      --------------
Total liabilities and stockholders' equity                               $  373,232,000      $  325,879,174
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR NINE MONTHS ENDED             FOR THREE MONTHS ENDED
                                                                        JUNE 30,                         JUNE  30,
                                                            ------------------------------      ------------------------------
                                                                2001              2000             2001                2000
                                                              --------          --------         --------            --------
Interest Income
---------------
  Interest and fees on loans                                  $13,880,587      $12,570,032      $  4,668,556      $  4,315,361
  Interest on mortgage-backed securities                        1,222,214        1,109,353           554,313           368,046
  Interest and dividends on investment securities               2,035,533        1,793,016           611,518           642,672
  Other interest income                                           619,429          293,289           230,988            86,532
                                                              -----------      -----------      ------------      ------------
Total interest income                                          17,757,763       15,765,690         6,065,375         5,412,611

Interest Expense
----------------
  Interest on deposits                                         10,190,931        7,754,278         3,485,154         2,745,147
  Interest on borrowings - short term                             203,576          683,187            62,218           243,912
  Other interest expense                                            3,374            4,174             1,438             1,721
                                                              -----------      -----------      ------------      ------------
Total interest expense                                         10,397,881        8,441,639         3,548,810         2,990,780
                                                              -----------      -----------      ------------      ------------

  Net interest income                                           7,359,882        7,324,051         2,516,565         2,421,831
  Provision for losses on loans                                   223,289           79,353           153,825            27,953
                                                              -----------      -----------      ------------      ------------
  Net interest income after provision
     for losses on loans                                        7,136,593        7,244,698         2,362,740         2,393,878

Other Income (Loss)
------------------
  Gain (loss) on sale of foreclosed real estate                    15,751           (5,654)               --                --
  Gain on sale of loans                                            27,293               --                --                --
  Servicing fee income                                              9,354            6,132             2,550             1,805
  Fees and charges on loans                                       113,593          109,939            38,170            36,611
  Fees on transaction accounts                                    207,110          148,562            80,978            52,158
  Rental income                                                    73,607           87,483            24,334            29,280
  Gain from real estate development and joint venture                  --              386                --              (147)
  Gain on sale of Fixed Assets                                         --            3,475                --                --
  Miscellaneous income                                             79,424           56,263            24,910            22,689
                                                              -----------      -----------      ------------      ------------
Net other income (loss)                                           526,132          406,585           170,942           142,395

Non-Interest Expenses
---------------------
  Salaries and related expense                                  4,307,554        3,392,854         1,426,934         1,169,368
  Occupancy expense                                               823,655          727,609           282,615           263,032
  Deposit insurance premiums                                       93,634          113,457            31,704            28,994
  Data processing expense                                         469,319          458,224           137,502           181,441
  Property and equipment expense                                  641,483          603,141           230,931           195,683
  Professional fees                                               135,180          144,567            57,160            36,596
  Advertising                                                     703,558          681,710           202,095           225,385
  Telephone, postage and office supplies                          331,072          357,393           108,483           109,636
  Other expenses                                                  219,643          194,098            84,887            36,832
                                                              -----------      -----------      ------------      ------------
Total non-interest expenses                                     7,725,098        6,673,053         2,562,311         2,246,967
                                                              -----------      -----------      ------------      ------------
Income (loss) before tax provision                                (62,373)         978,230           (28,629)          289,306
Income tax provision (benefit)                                    (16,176)         383,124            (7,155)          112,952
                                                              -----------      -----------      ------------      ------------
Net income (loss)                                             $   (46,197)     $   595,106      $    (21,474)     $    176,354
                                                              ===========      ===========      ============      ============
Basic earnings (loss) per share                               $     (0.01)     $      0.11      $       0.00      $       0.03
                                                              ===========      ===========      ============      ============
Diluted earnings (loss) per share                             $     (0.01)     $      0.10      $        0.00     $      0.03
                                                              ============     ===========      =============     ===========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                               OR NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -------------------------------
                                                                                2001                2000
                                                                            ------------        -----------
Operating Activities
--------------------
   Net Income (Loss)                                                       $   (46,197)        $   595,106
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Amortization of discounts and premiums on investments                       15,388              (1,097)
    Dividends on Investment Securities                                         (81,427)                 --
    Loan fees (costs) deferred, net                                             56,856            (113,520)
    Amortization of deferred loan fees, net                                    (70,386)            (35,384)
    Provision for losses on loans                                              223,289              79,353
    Gain on Sale of Loans                                                      (27,293)                 --
    Non-cash compensation under Stock-Based Benefit Plan                       105,709             109,228
    Amortization of premium on mortgage backed securities                       14,347              28,852
    (Gain)/ loss on sale of foreclosed real estate                             (15,751)              5,654
     Gain from real estate development and joint venture                            --                (386)
     Provision for depreciation                                                553,763             460,633
    Gain on Sale of Fixed Assets                                                    --              (3,475)
    Decrease in accrued interest receivable on loans                            79,941             104,703
    (Increase) decrease in accrued interest receivable on investments           69,184            (117,155)
    (Increase) decrease in accrued interest receivable on mortgage
         backed securities                                                    (188,587)             13,854
    Increase (decrease) in prepaid income taxes                               (251,698)            113,794
    Decrease in deferred income tax liabilities                                     --             (69,908)
    Increase in other assets                                                  (305,669)           (212,300)
    Decrease in accrued interest payable on deposits                          (451,246)            (85,863)
    Increase (decrease) in income taxes payable                                 (5,813)                639
    Increase in other liabilities and payables to
          disbursing agents                                                     10,760             131,356
                                                                           -----------         -----------
        Net cash provided by (used) operating activities                      (314,830)          1,004,084

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                FOR NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -------------------------------
                                                                                2001                2000
                                                                            ------------        -----------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $   2,660,000       $   4,284,000
    Purchase of interest bearing deposits                                       (792,000)         (1,178,000)
    Purchases of investment securities - held to maturity                    (28,640,000)         (4,050,000)
    Purchases of investment securities - available for sale                  (13,993,199)                 --
    Proceeds from maturities of investment securities - held to maturity      37,225,000             500,000
    Longer term loans originated                                             (30,228,695)        (25,123,204)
    Principal collected on longer term loans                                  21,387,997          18,147,276
    Net increase in short-term loans                                          (1,680,915)        (15,276,825)
    Principal collected on mortgage backed securities                         10,813,091           5,489,359
    Purchase of mortgage backed securities- held to maturity                 (36,353,304)         (2,828,265)
    Purchase of mortgage backed securities- available for sale                (5,068,921)                 --
    Proceeds from sales of foreclosed real estate                                 94,603              16,263
    Investment in premises and equipment                                        (784,421)         (2,139,971)
    Purchase of Federal Home Loan Bank of Atlanta stock                               --            (184,100)
                                                                           -------------       --------------
        Net cash used by investing activities                                (45,360,764)        (22,334,467)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                6,012,585           6,135,945
    Increase in Federal Home Loan Bank of Atlanta advances                    16,400,000          18,675,000
    Repayment of Federal Home Loan Bank of Atlanta advances                  (11,400,000)        (22,175,000)
    Net increase in certificates of deposit                                   37,680,789          24,703,238
    Acquisition of stock for Rabbi Trust                                         (87,974)            (65,809)
    Treasury stock purchase                                                     (158,695)         (1,704,671)
    Acquisition of stock for Management Retention Plan                                --             (37,665)
    Increase in dividends payable                                                 (2,375)            (28,929)
    Dividends declared on stock                                                 (794,791)           (828,843)
                                                                           -------------       --------------
        Net cash provided by financing activities                             47,649,539          24,673,266
                                                                           -------------       -------------

Increase in cash and cash equivalents                                          1,973,945           3,337,229
Cash and cash equivalents at beginning of period                               7,961,710           7,188,173
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $   9,935,655       $  10,525,402
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                FOR NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -------------------------------
                                                                                2001                2000
                                                                            ------------        -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   7,042,901       $   6,450,374
    Interest bearing deposits in other banks                                   5,105,811           7,435,479
    Federal funds sold                                                           238,943           1,422,549
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     12,387,655          15,308,402

        Less - certificate of deposit with an original maturity of
          more than three months                                               2,452,000           4,783,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $   9,935,655       $  10,525,402
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $  10,893,722       $   8,552,290
                                                                           =============       =============

    Income taxes                                                           $     263,250       $     235,200
                                                                           =============       =============

Transfer from loans to real estate acquired through foreclosure            $     109,421       $          --
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

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and nine months ended June 30, 2001 are as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                For the Nine months Ended June 30, 2001
                                                              ------------------------------------------
                                                                Income            Shares         Per Share
         Basic EPS                                            (Numerator)       (Denominator)      Amount
         ---------                                            -----------       -------------    ---------
         Income available to shareholders                     $   (46,197)       5,555,632       $   (0.01)

         Effect of dilutive shares                                     --          118,069              --
                                                              -----------       ----------       ---------

         Diluted EPS

         Income available to common stockholders
             plus assumed conversions                         $  (46,197)        5,673,701           (0.01)
                                                              ==========        ==========       =========

                                                               For the Three Months Ended June 30, 2001
                                                              -----------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)      Amount
         ---------                                            -----------       -------------    ---------
         Income available to shareholders                     $   (21,474)      $5,543,304       $   0.00

         Effect of dilutive shares                                     --          122,752             --
                                                              -----------       ----------       --------
         Diluted EPS

         Income available to common stockholders
             plus assumed conversions                         $   (21,474)       5,666,056       $   0.00
                                                              ============      ==========       ========

Note 5 - Regulatory Capital
         ------------------

         The following table sets forth the Bank's capital position at June 30, 2001.

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                             Actual              Adequacy Purposes          Action Provision
                                    ------------------------  ------------------------  -----------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets   Amount            Assets  Amount            Assets
                                    ------           ------   ------            ------  ------            ------
                                                                          (unaudited)

Tangible (1)                     $ 32,202,492          8.77% $ 5,510,862        1.50%     N/A               N/A
Tier 1 capital (2)                 32,202,492         15.10          N/A        N/A     12,795,185         6.00%
Core (1)                           32,202,492          8.77   14,695,631        4.00    18,369,538         5.00
Risk-weighted (2)                  33,687,518         15.80   17,060,247        8.00    21,325,308        10.00

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND SEPTEMBER 30, 2000

     During the nine months ended June 30, 2001, the Company's assets increased by $47.4 million, or 14.5%, from $325.9 million at September 30, 2000 to $373.2 million at June 30, 2001. Loans receivable, net increased by $10.2 million, or 4.2%, from $241.5 million at September 30, 2000 to $251.7 million at June 30, 2001. The Company's mortgage-backed securities increased by $30.7 million or 155.1%, from $19.8 million at September 30, 2000 to $50.6 million at June 30, 2001. The Company's investment securities held to maturity decreased by $8.6 million, or 20.9%, from $41.2 million at September 30, 2000 to $32.6 million at June 30, 2001. The Company decided to implement a strategy to hold certain securities as available for sale to help provide increased liquidity. The Company's investment securities available for sale increased to $14.1 million at June 30, 2001. The Company's premises and equipment increased $230,000 or 3.4.% from $6.7 million at September 31, 2000 to $6.9 million at June 30, 2001. The increase was due to improvements to new and existing branch offices. The Company's deposits increased by $41.6 million, or 15.5%, from $268.9 million at September 30, 2000 to $310.5 million at June 30, 2001. The increase in deposits was achieved through the opening of a new office, and advertising and promotion activities. The Company increased advances from the Federal Home Loan Bank of Atlanta during the quarter ended June 30, 2001 by $5.0 million from $9.5 million at September 30, 2000 to $14.5 million or 52.6% at June 30, 2001 in an attempt to leverage the purchase of investment securities and to fund loan demand.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net Income. Net income decreased by $641,000, from $595,000 for the nine months ended June 30, 2000 to $(46,000) for the nine months ended June 30, 2001. The decrease in net income was primarily attributable to increased operating expenses resulting from the bank's expansion and additional Rabbi-Trust expenses related to the rise in the Company's stock price as well as a decreased net interest margin not offset by increases in the bank's interest earning assets and deposits.

     Net Interest Income. Net interest income remained stable at $7.3 million for the nine months ended June 30, 2001, and June 30, 2000. The stability was due to the higher yield paid on deposits of 4.68% for the nine months ended June 30, 2001 compared to 4.20% for the nine months ended June 30, 2000, which was partially offset by a decrease in the yield paid on short term borrowings from 5.91% for the nine months ended June 30, 2000 to 4.92% for the nine months ended June 30, 2001, An increase in the average yield on interest-earning assets from 7.15% for the nine months ended June 30, 2000 to 7.22% for the nine months ended June 30, 2001 also helped to offset the higher yield paid on deposits.

     Interest Income. Interest income increased by $2.0 million or 12.6%, from $15.8 million for the nine months ended June 30, 2000 to $17.8 million for the nine months ended June 30, 2001. This increase was due to a $1.3 million, or 10.4%, increase in interest and fees on loans from $12.6 million for the nine months ended June 30, 2000 to $13.9 million for the nine months ended June 30, 2001. The increase in interest and fees on loans was primarily due to a $16.6 million increase in the average balance of loans receivable. Interest and dividends on investment securities increased $243,000, or 13.6%, from $1.8 million for the nine months ended June 30, 2000 to $2.0 million for the nine months ended June 30, 2001. This increase was primarily due to the increase in the average balance of investment securities of $5.0 million or 13.3% from $37.6 million at June 30, 2000 to $42.6 million at June 30, 2001. Interest on mortgage-backed securities also increased by $113,000 from $1.1 million for the nine months ended June 30 2000 to $1.2 million, or 10.2% for the nine months ended June 30, 2001. Other interest income, which consists of interest earned on deposits in banks and Federal Funds sold, increased by $326,000, or 111.3%, from $293,000 for the nine months ended June 30, 2000 to $619,000 for the nine months ended June 30, 2001. This increase was due to the increase in the average balance of interest bearing deposits and Federal Funds sold of $8.5 million or 122.5% from $6.9 million for the nine months ended June 30, 2000 to $15.4 million for the nine months ended June 30, 2001.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on short-term borrowings, was $8.4 million for the nine months ended June 30, 2000 and $10.4 million for the nine months ended June 30, 2001. This increase was primarily due to an decrease in interest on short term borrowings from $683,000 for the nine months ended June 30, 2000 to $204,000 for the nine months ended June 30, 2001. Interest on deposits increased $2.4million from $7.8 million for the nine months ended June 30, 2000 to $10.2 million for the nine months ended June 30, 2001. This increase was due to the increase in the average balance of deposits from $246.0 million at June 30, 2000 to $290.3million at June 30, 2001 and increased interest rates paid on deposit accounts.

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

                                                                   NINE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
                                                              2001                                     2000
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
           Loans............................   $ 243,462    $  13,881        7.60%     $  226,853    $ 12,570         7.39%
   Mortgage-backed securities...............      26,604        1,222        6.12          27,737       1,109         6.50
   Dividends and investment securities......      42,591        2,036        6.37          37,589       1,793         6.36
   Other Investments........................      15,378          619        5.37           6,910         293         5.65
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     328,035       17,758        7.22         294,089      15,765         7.15
Noninterest-earning assets..................      18,172                                   15,825
                                               ---------                               ----------
       Total assets.........................   $ 346,207                               $  309,914
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 290,277       10,191        4.68      $  246,085       7,754         4.20
   Borrowings-short term....................       5,533          204        4.92          15,419         683         5.91
   Other liabilities........................       1,834            3        0.22           1,954           4         0.27
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     297,644       10,398        4.66         263,458       8,441         4.27
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       5,609                                    2,162
                                               ---------                               ----------
       Total liabilities....................     303,253                                  265,620
Stockholders' equity .......................      42,954                                   44,294
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 346,207                               $  309,914
                                               =========                               ==========

Net interest income.........................                $   7,360                                $  7,324
                                                            =========                                ========
Interest rate spread........................                                 2.56%                                    2.88%
                                                                           ======                                  =======
Net interest margin.........................                                 2.99%                                    3.32%
                                                                          =======                                 ========
Ratio average interest earning assets/
    interest bearing liabilities............                               110.21%                                  111.63%
                                                                          =======                                  =======

         Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established provision for losses on loans of $223,000 for the nine months ended June 30, 2001, as compared to $79,000 for the nine months ended June 30, 2000, representing a increase of $144,000. Loan chargeoffs for the nine months ended June 30, 2001 were $295,000 as compared to $145,000 for the nine months ended June 30, 2000. Loan recoveries were $154,000 for the nine months ended June 30, 2001, compared to $83,000 for the nine months ended June 30 2000. Non performing loans at June 30, 2001 were $309,000 as compared to $317,000 at June 30, 2000. The total loss allowance allocated to domestic loans is $1.5 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $119,000, or 29.2%, from $407,000 for the nine months ended June 30, 2000 to $526,000 for the nine months ended June 30, 2001. The increase in other income for the nine months ended June 30, 2001 was attributable to $58,000, or a 38.9% increase in fees from transaction accounts, from $149,000 at June 30, 2000 as compared to $207,000 at June 30, 2001 and a gain on the sale of loans of $27,000. The Company sold loans to help fund loan demand. This strategy may also be considered in the future if the need arises.

     Non-interest Expenses. Total non-interest expenses increased by $1.0 million, or 15.8%, from $6.7 million for the nine months ended June 30, 2000 to $7.7 million for the nine months ended June 30, 2001. The increase in non-interest expenses was due to increases in salaries and related expenses, occupancy expense, telephone postage and office supplies, data processing expense, property and equipment expense and advertising expense primarily due to the opening of new branch offices. The Company's salaries and related expenses increased by $915,000, or 27.0%, due to the recruitment of personnel for new offices and compensation expense for the market value adjustments for the Rabbi-Trust. The compensation expense/(credit) for the market value adjustment for the Rabbi-Trust was $309,000 for the nine months ended June 30, 2001 compared to $(95,000) for the nine months ended June 30, 2000. Occupancy expense increased by $96,000, or 13.2% due to the increased expenses associated with the new branches.

     Income Taxes. The Company's income tax expense/(benefit) was $(16,000) and $383,000 for the nine months ended June 30, 2001 and 2000, respectively. The Company's effective tax rates were (25.8%) and 39.2% for the nine months ended June 30, 2001 and 2000, respectively.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2001 AND
2000

     Net Income. Net income decreased by $198,000, from $176,000 for the three months ended June 30, 2000 to $(21,000) for the three months ended June 30, 2001. The decrease in net income was primarily attributable to increased non-interest expenses.

     Net Interest Income. Net interest income increased by $95,000 or 3.9% from $2.4 million for the three months ended June 30, 2000, to $2.5 million for the three months ended June 30, 2001. This increase was primarily due to the increase in interest income more than offsetting the increase in interest expense.

     Interest Income. Interest income increased by $652,000, or 12.0% from $5.4 million for the three months ended June 30, 2000 to $6.1 million for the three months ended June 30, 2001. Interest and fees on loans increased by $354,000, or 8.2%, from $4.3 million for the three months ended June 30, 2000 to $4.7 million for the three months ended June 30, 2001. This was primarily due to a $13.4 million increase in the average balance of loans receivable and an increase in the average yield on loans of 17 basis points from 7.36% at June 30, 2000 to 7.53% at June 30, 2001. Interest on mortgage-backed securities increased by $186,000 or 50.6% from $368,000 for the three months ended June 30, 2000 to $554,000 for the three months end June 30, 2001. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $21.7 million at June 30, 2000 to $40.0 million at June 30, 2001. Interest and dividends on investment securities decreased by $31,000 or 4.8% from $643,000 for the three months ended June 30, 2000 to $612,000 for the three months ended June 30, 2001. Additionally other interest income increased by $144,000, or 165.5% from $87,000 for the three months ended June 30, 2000 to $231,000 for the three months ended June 30, 2001.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money increased form $3.0 million for the three months ended June 30, 2000 to $3.5 million for the three months ended June 30, 2001 a change of $558,000 or 18.7%. Interest on deposits increased $740,000 during the three months ended June 30, 2001, due to an increase in the average volume of deposits. Interest on short-term borrowings was $62,000 for the three months ended June 30, 2001, as compared to $244,000 for the three months ended June 30, 2000. The decrease was primarily due to the decrease in the average balance of Federal Home Loan Bank advances from $16.1 million at June 30, 2000 to $5.2 million at June 30, 2001.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed using month-end balances, except for Investment Securities and FHLB Stock, Interest Bearing Deposits in Other Banks , Federal Funds Sold and FHLB Advances which were computed using daily balances.

                                                                   THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
                                                              2001                                     2000
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 247,999    $   4,669        7.53%     $  234,561    $  4,315         7.36%
   Mortgage-backed securities...............      40,020          554        5.54          21,744         368         6.77
   Investment Securities and FHLB stock.....      42,487          611        5.75          40,618         643         6.33
   Other Investments........................      19,417          231        4.76           6,915          87         5.03
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     349,923        6,065        6.93         303,838       5,413         7.13
Noninterest-earning assets..................      10,198                                   13,698
                                               ---------                               ----------
       Total assets.........................   $ 360,121                               $  317,536
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 304,634        3,485        4.58         254,463       2,745         4.31
   Borrowings-short term....................       5,221           62        4.75          16,092         244         6.07
   Other liabilities........................       2,504            2        0.32           2,550           2         0.31
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     312,359        3,549        4.54         273,105       2,991         4.38
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       5,230                                    1,012
                                               ---------                               ----------
       Total liabilities....................     317,589                                  274,117
Stockholders' equity .......................      42,532                                   43,419
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 360,121                               $  317,536
                                               =========                               ==========

Net interest income.........................                $   2,516                                $  2,422
                                                            =========                                ========
Interest rate spread........................                                 2.39%                                    2.75%
                                                                           ======                                   ======
Net interest margin.........................                                 2.88%                                    3.19%
                                                                           ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               112.03%                                  111.25%
                                                                           ======                                   ======

     Provision for Loan Losses. The Company established provisions for losses on loans of $154,000 for the three months ended June 30, 2001, as compared to $28,000 for the three months ended June 30, 2000, representing an increase of $126,000. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $29,000, or 20.0%, from $142,000 for the three months ended June 30, 2000 to $171,000 for the three months ended June 30, 2001. The increase in other income for the three months ended June 30, 2001 was attributable primarily to a $29,000 increase in fees on transaction accounts, from $52,000 for the three months ended June 30, 2000 to $81,000 for the three months ended June 30, 2001.

     Non-interest Expenses. Total non-interest expenses increased by $315,000, or 14.0%, from $2.2 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001. The increase in non-interest expenses was due to increases in salaries and related expenses, and property and equipment expense. The

Company's salaries and related expenses increased by $258,000, or 22.1%, due to the recruitment of personnel for the new offices and compensation expense of $92,000 related to the market value adjustment for the Rabbi-Trust.

     Income Taxes. The Company's income tax expense/(benefit) was $(7,000) and $113,000 for the three months ended June 30, 2001 and 2000, respectively. The Company's effective tax rates were (25.0)% and 39.0% for the three months ended June 30, 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2001 and 2000, the Company had $68.7 million and $68.4 million, respectively, of mortgage and consumer loan originations. During the nine months ended June 30, 2001 and 2000, the Company purchased investment securities in the amounts of $42.6 million and $4.1 million, respectively, and mortgage-backed securities in the amounts of $41.4 million and $2.8 million, respectively. The purchase of interest-bearing deposits decreased from $1.2 million for the nine months ended June 30, 2000 to $792,000 for the nine months ended June 30, 2001. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of June was approximately 29.2%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2001, cash, interest-bearing deposits in other banks and federal funds sold were $7.0 million, $5.1 million and $239,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in one year or less at June 30, 2001 totaled $135.7 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2001, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $69,000, $12.9 million and $5.1 million, respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCSB BANKCORP, INC.



Date: August 10, 2001               /s/ Gary C. Loraditch
                                    --------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: August 10, 2001               /s/ Bonnie M. Klein
                                    --------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)