Form 10KSB40
period 2001-09-30
BCSB BANKCORP INC
filed 2001-12-31
CIK 1052101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________
                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-24589

                               BCSB BANKCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          UNITED STATES                                         52-2108333
---------------------------------                           --------------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)

4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND               21236
---------------------------------------------------         --------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

For the fiscal year ended September 30, 2001, the registrant had $25,086,039 in revenues.

As of December 14, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $14,187,281 computed by reference to the average of the high and low sales price on December 14, 2001 as reported on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 9, 2001: 5,867,322

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2001. (Parts II and III)

     2. Portions of Proxy Statement for registrant's 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the "Company") serves as the holding company for its wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the "Bank"). Baltimore County Savings Bank, M.H.C. (the "MHC"), a federal mutual holding company, owns 64.0% of the Company's outstanding common stock. The Company's assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

     The Company's most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service. At September 30, 2001, the Company had total assets of $390.9 million, total deposits of $325.8 million and stockholders' equity of $42.7 million.

     The Company's and the Bank's executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is
(410) 256-5000.

     Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through eleven banking offices serving Baltimore and Harford Counties in Maryland. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

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

MARKET AREA

     The Bank's market area consists of the Baltimore metropolitan area. At September 30, 2001, management estimates that more than 95% of deposits and 90% of all lending came from its market area.

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

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $284.8 million at September 30, 2001, representing 72.8% of total assets at that date. At September 30, 2001, $165.0 million, or 57.9% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $8.7 million, $7.6 million and $15.0 million, respectively, or 3.1%, 2.7% and 5.3%, respectively, of the Bank's gross loan portfolio at September 30, 2001. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $72.8 million and $8.9 million, respectively, or 25.6% and 3.1%, respectively, of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 2001, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                  At September 30,
                                            -----------------------------------------------------------------
                                                   2001                   2000                    1999
                                            -------------------   -------------------     -------------------
                                            Amount          %     Amount          %       Amount          %
                                            ------        -----   ------        -----     ------        -----
                                                                (Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........  $ 165,028    57.94 %  $ 152,469    59.42%     $ 146,868    65.20%
  Single-family rental property loans.....      7,581     2.66        5,080     1.98          4,832     2.15
  Commercial..............................     15,068     5.29       13,649     5.32         10,216     4.54
  Construction (2)........................      8,709     3.06        5,905     2.30          5,592     2.48
Commercial lines of credit................        400      .14           44      .02             50      .02
Commercial leases.........................      1,308      .46           --       --             --       --
Commercial loans secured..................      2,588      .91        1,475      .57          1,081      .48

Consumer loans:
  Automobile..............................     72,822    25.57       67,852    26.44         46,753    20.75
  Home equity lines of credit.............      8,935     3.13        8,147     3.18          7,963     3.54
  Other...................................      2,395      .84        1,976      .77          1,908      .84
                                            ---------   ------     --------   ------      ---------   ------
                                              284,834   100.00%     256,597   100.00%       225,263   100.00%
                                                        ======                ======                  ======

Less:
  Undisbursed portion of loans in process.      4,434                 3,850                   2,579
  Deferred loan origination fees..........        143                   214                      80
  Unearned interest.......................     10,684                 9,610                   5,948
  Allowance for loan losses...............      1,563                 1,403                   1,273
                                            ---------             ---------               ---------
    Total.................................  $ 268,010             $ 241,520               $ 215,383
                                            =========             =========               =========

                                                       At September 30,
                                            -----------------------------------------
                                                       1998                1997
                                             ------------------     -----------------
                                             Amount         %       Amount        %
                                             ------       -----     ------      -----
                                                       (Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........    $126,272     66.46%   $103,677    62.30%
  Single-family rental property loans.....       5,253      2.76       6,409     3.85
  Commercial..............................       9,497      5.00      10,169     6.11
  Construction (2)........................       7,936      4.18       8,645     5.19
Commercial lines of credit................          50       .03          60      .04
Commercial leases.........................          --        --          --       --
Commercial loans secured..................          --        --          --       --

Consumer loans:
  Automobile..............................      33,748     17.76      32,633    19.61
  Home equity lines of credit.............       6,549      3.45       3,986     2.40
  Other...................................         681       .36         825      .50
                                              --------    ------    --------   ------
                                               189,986    100.00%    166,404   100.00%
                                                          ======               ======

Less:
  Undisbursed portion of loans in process.       2,963                 2,807
  Deferred loan origination fees..........         278                   567
  Unearned interest.......................       3,742                 3,376
  Allowance for loan losses...............       1,034                   978
                                              --------              --------
    Total.................................    $181,969              $158,676
                                              ========              ========

--------------
(1)  Includes fixed-rate second mortgage loa
(2)  Includes acquisition and development lo

     Loan Maturity Schedules. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                              Due after
                                       Due during             1 through               Due after
                                     the year ending        5 Years After           5 Years After
                                   September 30, 2001    September 30, 2001      September 30, 2001         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family residential.........  $     9,352             $    36,600             $   119,076         $  165,028
  Single-family rental property.....          244                   1,013                   6,324              7,581
  Commercial........................        2,416                   3,731                   8,921             15,068
  Construction......................        4,638                     686                   3,385              8,709
Commercial lines of credit..........          400                                                                400
Commercial leases...................          336                     972                      --              1,308
Commercial loans secured............        1,065                   1,523                      --              2,588

Consumer:
  Automobile........................       18,355                  52,548                   1,919             72,822
  Home equity lines of credit.......          348                   1,417                   7,170              8,935
  Other.............................          896                     832                     667              2,395
                                      -----------             -----------             -----------         ----------
     Total..........................  $    38,050             $    99,322             $    147,462        $  284,834
                                      ===========             ===========             ============        ==========

     The following table sets forth at September 30, 2001, the dollar amount of all loans due one year or more after September 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                         Predetermined              Floating or
                                                             Rate                Adjustable Rates
                                                            ------               ----------------
                                                                    (In thousands)
      Real estate loans:
         Single-family residential.......................  $153,720                  $ 1,956
         Single-family rental property...................     2,869                    4,468
         Commercial......................................     9,351                    3,301
         Construction....................................     3,665                      406
      Commercial lines of credit.........................        --                       --
      Commercial leases..................................       972                       --
      Commercial loans secured...........................     1,523                       --
      Consumer:
         Automobiles.....................................    54,467
         Home equity lines of credit.....................        --                    8,587
         Other...........................................     1,499                       --
                                                           --------                  -------
              Total......................................  $228,066                  $18,718
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

     The following table sets forth certain information with respect to the Bank's loan origination, purchase and sale activity for the periods indicated.

                                                              Year Ended September 30,
                                                     -------------------------------------------
                                                       2001              2000             1999
                                                     --------          --------         --------
                                                                    (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential......................  $  33,457         $  22,703        $  44,283
    Single-family rental property loans............      3,270             1,072               --
    Commercial.....................................      3,030             3,666            2,112
    Construction...................................      3,071             5,497            6,592
Commercial lines of credit.........................        980                --               --
Commercial loans secured...........................      1,185               656            1,137
Commercial leases..................................      1,414                --               --
Consumer loans:
    Automobiles....................................     44,350            52,648           36,167
    Home equity lines of credit....................      2,957             2,278            7,475
    Other..........................................      1,563             1,076            1,822
                                                     ---------         ---------        ---------
       Total loans originated......................  $  95,277         $  89,596        $  99,588
                                                     =========         =========        =========
Loans purchased:
  Real estate loans................................  $   1,500         $     764        $      --
                                                     ---------         ---------        ---------
Total loans purchased..............................  $   1,500         $     764        $      --
                                                     =========         =========        =========
Loans sold:
  Whole loans......................................  $   2,805         $   1,085        $      --
                                                      --------          --------         --------
Total loans sold...................................  $   2,805         $   1,085        $      --
                                                     =========         =========        =========

     The Bank's loan originations are derived from a number of sources, including referrals by realtors or automobile dealers, depositors and borrowers and advertising, as well as walk-in customers. The Bank's solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank's loan personnel. Automobile loans may be originated on an indirect basis through a limited number of approved dealers, and loan applications are accepted at the Bank's offices.

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are
verified   through  the  use  of  credit  reports,   financial   statements  and
confirmations. Real estate loans up to $400,000, as well as all requests for lines of credit up to $200,000, may be approved by the Bank's Loan Committee, which consists of the Bank's President, Senior Vice President of Lending and Vice President and Treasurer and meets weekly. All loans in excess of these amounts must be approved by the full Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve consumer loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the Bank's car loan manager or assistant manager and reviewed by the Bank's Sr. Vice President who supervises lending operations.

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

     The Bank is permitted to lend up to 97% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank's policy is to obtain private mortgage insurance at the borrower's expense on the principal amount of the loan. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 75%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 80%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 80% of the value of the property.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $4.8 million at September 30, 2001. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2001, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2001, the Bank's largest loan customer was a $1.5 million relationship consisting of a construction commercial real estate loan. The loan was made to acquire and develop one commercial building. At September 30, 2001, the loans were current and performing in accordance with their terms.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2001, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $165.0 million, or 57.9% of the Bank's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2001, the Bank had $151.5 million of fixed-rate single-family mortgage loans, which amounted to 91.8% of the Bank's single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

     The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2001, $13.5 million, or 8.2% of the Bank's single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank's adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as "negative amortization."

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

     Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2001, single-family rental property loans totaled $7.6 million, or 2.7%, of the Bank's gross loan portfolio. Originations of single-family rental property loans were $3.3 million, $1.0 million and $0 for the years ended September 30, 2001, 2000 and 1999, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from .5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

     Construction Lending. A substantial portion of the Bank's construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .5% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .5% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2001, $8.7 million, or 3.0%, of the Bank's gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

     Consolidation in the building industry and the increasing presence in the Bank's market of large builders that are not locally based have limited the
Bank's  ability  to  compete  for some  loans to  builders  because  the  Bank's loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank's construction loans totaled $8.7 million, $5.9 million, $5.6 million, $7.9 million and $8.6 million at September 30, 2001, 2000, 1999, 1998 and 1997, respectively, and construction loan originations were $3.1 million, $5.5 million and $6.5 million during the years ended September 30, 2001, 2000 and 1999, respectively.

     On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer's obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2001, the Bank had 8 such facilities outstanding totaling $4.8 million. All acquisition and development loans were performing in accordance with their terms at such date.

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

     Commercial Real Estate Lending. The Bank's commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $2 million, with the largest having an outstanding principal balance of $1.5 million at September 30, 2001. At September 30, 2001, the Bank had $15.1 million of commercial real estate loans, which amounted to 5.3% of the Bank's gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

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

     Commercial Lines of Credit. The Bank offers lines of credit to small businesses. Loans in amounts of up to $25,000 are made on an unsecured basis at an adjustable rate equal to the prime rate plus a margin of 1% to 3%. Up to an additional $25,000 may be loaned, provided the additional amount is secured. The secured portion of the loan is made at an adjustable rate equal to the prime rate plus a margin of 3%. At September 30, 2001, the Bank had $42,000 of outstanding loans and commitments.

     The Bank provides commercial lines of credit to businesses within the Bank's market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 1% to prime plus 3 1/2%. As of September 30, 2001, the Bank had $358,000 of such loans outstanding.

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

     Automobile loans totaled $72.8 million, or 25.6%, of the Bank's gross loan portfolio, at September 30, 2001. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 100% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

     The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2001, home equity lines of credit totaled $8.9 million, or 3.1%, of the Bank's gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $19.3 million, or 6.7%, of the Bank's gross loans at September 30, 2001.

     The Bank's home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less .25% up to the prime rate. The interest rate may not adjust to a rate higher than 18%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 20 years. The minimum monthly payment is 1.5% of the outstanding principal balance. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At September 30, 2001, savings account loans accounts totaled $875,000, or .3%, of the Bank's gross loan portfolio.

     As part of the Bank's loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.5 million at September 30, 2001.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                            At September 30,
                                                    ---------------------------------------------------------------
                                                     2001          2000          1999         1998         1997
                                                    ------        ------        ------       ------       ------
                                                                             (In thousands)
Loans accounted for on  a nonaccrual basis: (1)
  Real estate:
    Single-family residential....................   $    239      $     383     $    840     $    769     $   1,757
    Single-family rental property................         --             --           --           --            --
    Commercial...................................         --             --          185          150            86
    Construction.................................         --             --           --          193            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................         --             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $    239      $     383     $  1,025     $  1,112     $   1,843
                                                    ========      =========     ========     ========     =========

Accruing loans which are contractually past
 due 90 days or more:
  Real estate:
    Single-family residential....................   $     --      $      --     $     --     $     --     $      --
    Single-family rental property................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................         --             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========
    Total non-performing loans...................   $     --      $     383     $  1,025     $  1,112     $   1,843
                                                    ========      =========     ========     ========     =========

Percentage of gross loans........................       .09 %           .15%         .45%        0.59%        1.11%
                                                    ========      =========     ========     ========     ========
Percentage of total assets.......................       .06 %           .12%         .34%        0.41%        0.73%
                                                    ========      =========     ========     ========     ========
Other non-performing assets (2)..................   $    134      $     126     $    132     $    441     $      61
                                                    ========      =========     ========     ========     =========
Loans modified in troubled debt restructuring....   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========

______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets include the Bank's inventory of repossessed cars.

     During the year ended September 30, 2001, gross interest income of $ 20,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2001 amounted to $ 10,000.

     At September 30, 2001, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     At September 30, 2001, nonaccrual loans consisted of four single-family residential mortgage loans aggregating $239,000.

     Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2001, the Bank had $81,000 in real estate owned, which consisted of two single-family building lots. The Bank also had $292,000 of other nonperforming assets, which consisted of non-accrual loans and the Bank's inventory of repossessed cars.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2001, the Bank had $2.4 million in classified assets consisting of $2.1 million in assets classified as special mention, $322,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of nineteen single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2001, and substandard assets consisted of the $239,000 in nonaccrual loans described above.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended September 30,
                                                    ---------------------------------------------------------------
                                                     2001          2000          1999         1998         1997
                                                    ------        ------        ------       ------       ------
                                                                             (In thousands)
Balance at beginning of period...................   $  1,403      $   1,273     $  1,034     $    978     $     926
                                                    --------      ---------     --------     --------     ---------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................         20              7           --           --            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --          (15)          --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................        324            201         (217)        (278)         (392)
                                                    --------      ---------     --------     --------     ---------
Total charge-offs................................        344            208         (232)        (278)         (392)

Recoveries:
  Real estate mortgage:
    Single-family residential....................         --             --           --           --            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................        172            176          132          215           158
                                                    --------      ---------     --------     --------     ---------
Total recoveries.................................        172            176          132          215           158
Net loans charged off............................       (172)           (32)        (100)         (63)         (234)
Provision for loan  losses.......................        332            162          339          119           286
                                                    --------      ---------     --------     ---------    ---------
Balance at end of period.........................   $  1,563      $   1,403     $  1,273     $  1,034     $     978
                                                    ========      =========     ========     ========     =========

Ratio of net charge-offs to average
  loans outstanding during the period............         .07%           .01%       0.05%       (0.04)%       (.15)%
                                                    =========     ==========    ========     ========     ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At September 30,
                                          -------------------------------------------------------------------------
                                                  2001                      2000                    1999
                                          ----------------------    ----------------------   ----------------------
                                                      Percent of                Percent of               Percent of
                                                       Loans in                  Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                          ------    -----------     ------     -----------    ------    -----------
                                                                            (Dollars in thousands)
Real estate:
  Single-family residential.............  $   587      57.94%      $   421       59.42%     $    452      65.20%
  Single-family rental property.........       15       2.66            10        1.98            10       2.15
  Commercial............................      151       5.29           136        5.32           118       4.54
  Construction..........................       40       3.06            70        2.30            75       2.48
Commercial lines of credit..............       --        .14            --         .02            --        .02
Commercial loans secured................       --        .91            --         .57            --        .48
Consumer................................      770      29.54           766       30.39           618      25.13
                                          -------     ------       -------      ------      --------    -------
    Total allowance for loan losses.....  $ 1,563     100.00%      $ 1,403      100.00%     $  1,273     100.00%
                                          =======     ======       =======      ======      ========     ======
                                                             At September 30,
                                            -------------------------------------------------
                                                      1998                   1997
                                            ---------------------     -----------------------
                                                       Percent of                 Percent of
                                                       Loans in                  Loans in
                                                      Category to                Category to
                                            Amount    Total Loans     Amount     Total Loans
                                            ------    -----------     ------     ------------
                                                       (Dollars in thousands)
Real estate:
  Single-family residential.............   $   413     66.46%       $  432         62.30%
  Single-family rental property.........        10      2.76            13          3.85
  Commercial............................       124      5.00            79          6.11
  Construction..........................        78      4.18            28          5.19
Commercial lines of credit..............        --       .03            --           .04
Commercial loans secured................        --        --            --            --
Consumer................................       409     21.57           426         22.51
                                           -------    ------        ------        ------
    Total allowance for loan losses.....   $ 1,034    100.00%       $  978        100.00%
                                           =======    ======        ======        ======

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

     The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank's investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank's current investment policy, securities purchases are made by the Bank's President. The Bank's President and Treasurer have authority to sell investment securities subject to the Bank's designation as available for sale and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2001 the Bank's securities portfolio consists of both available for sale and held to maturity securities.

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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See "Regulation -- Depository Institution Regulation -- Qualified Thrift Lender Test."

     At September 30, 2001, mortgage-backed securities with an amortized cost of $41.7 million were classified as held to maturity. At September 30, 2001, the Bank's held to maturity mortgage-backed securities had a weighted average yield of 6.64%.

     At September 30, 2001, mortgage-backed securities with an amortized cost of $11.4 million were classified as available for sale. At September 30, 2001, the Bank's available for sale mortgage-backed securities had a weighted average yield of 6.06%.

     At September 30, 2001, the Bank did not have any CMOs, and the Bank's investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs").

     The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                       At September 30,
                                                               -----------------------------------
                                                                 2001         2000          1999
                                                               --------     --------      --------
                                                                          (In thousands)
Securities available for sale:
   U.S. government and agency
        securities..........................................  $ 14,757      $     --             --
    Mortgage-backed securities..............................    11,442            --             --
    Equity Investment in Mutual Funds.......................     9,212            --             --
                                                              --------      --------      ---------

      Total Available for Sale..............................  $ 35,411      $     --      $      --
                                                              --------      --------      ---------

 Securities held to maturity:
   U.S. government and agency
       securities...........................................  $ 18,494      $ 41,158      $  35,232
   Mortgage-backed securities...............................    41,655        19,824         23,500
   FHLB stock...............................................     1,834         1,834          1,650
                                                              --------      --------      ---------

      Total Held to Maturity................................  $ 61,983      $ 62,816      $  60,382


Total.......................................................  $ 97,394      $ 62,816      $  60,382
                                                              ========      ========      =========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at September 30, 2001.

                                     One Year or Less        One to Five Years      Five to Ten Years
                                    ------------------     -------------------     -----------------
                                    Carrying    Average    Carrying     Average    Carrying  Average
                                      Value      Yield      Value        Yield      Value     Yield
                                    ---------   -------    --------    --------    -------   -------
                                                         (Dollars in thousands)
Securities available for sale:
   U.S. government and  agency
      obligations.................  $     --      --    %   $1,038        5.60%     $11,785    6.10%
   Mortgage-backed securities.....        --      --            --         --            --     --
   Equity Investment in Mutual
     Funds .......................     9,212     4.54           --         --            --     --
                                       -----               ---------                -------
      Total available for sale....     9,212                   1,038                 11,785
                                    --------               ---------                -------

                                     More than Ten Years    Total Investment Portfolio
                                    -------------------   ------------------------------
                                    Carrying   Average    Carrying    Market     Average
                                     Value      Yield       Value     Value       Yield
                                    --------   -------    --------    ------    --------
                                                (Dollars in thousands)
Securities available for sale:
   U.S. government and  agency
      obligations.................   $ 1,934    6.79%      $14,757    $14,757    6.15%
   Mortgage-backed securities.....    11,442    6.06        11,442     11,442    6.06
   Equity Investment in Mutual
     Funds .......................        --     --          9,212      9,212    4.54
                                     -------               -------    -------
      Total available for sale....    13,376                35,411     35,411
                                     -------               -------    -------

                                     One Year or Less        One to Five Years      Five to Ten Years
                                    ------------------     -------------------     -----------------
                                    Carrying    Average    Carrying     Average    Carrying  Average
                                      Value      Yield      Value        Yield      Value     Yield
                                    ---------   -------    --------    --------    -------   -------
                                                        (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................    $   --      --    %   $ 4,999       5.40%     $12,496    6.27%
   Mortgage-backed securities.....       482     6.64         5,144       6.46        3,924    6.42
   FHLB stock.....................        --      --             --        --            --     --
                                      ------                -------                 -------
      Total held to maturity......    $  482                $10,143                 $16,425
                                      ------                -------                 -------

Total.............................    $9,694                $11,181                 $28,210
                                      ======                =======                 =======

                                     More than Ten Years    Total Investment Portfolio
                                    -------------------   ------------------------------
                                    Carrying   Average    Carrying    Market     Average
                                     Value      Yield       Value     Value       Yield
                                    --------   -------    --------    ------    --------
                                                   (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................   $ 1,500    6.83%      $18,494    $18,732    6.10%
   Mortgage-backed securities.....    32,100    6.70        41,655     42,505    6.64
   FHLB stock.....................        --     --          1,834      1,834    7.12
                                     -------               -------    -------
      Total held to maturity......   $33,600               $61,983    $63,071
                                     -------               -------    -------

Total.............................   $46,976               $97,394    $98,482
                                     =======               =======    =======

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine ("ATM") network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its eleven offices. In addition, during fiscal 1999, the Bank expanded its ATM network by installing ATMs at three community colleges in Baltimore County. During fiscal year 2000, the Bank introduced Remote Banking which is an Internet based banking system to provide additional customer convenience.

     Savings deposits in the Bank at September 30, 2001 were represented by the various types of savings programs described below.

Interest       Minimum                                                    Minimum        Balances     Percentage of
  Rate           Term                     Category                         Amount      (In thousands) Total Savings
--------       -------                    --------                        --------     -------------- -------------
                                    Demand deposits:
 .70%          None                   NOW and Super NOW accounts          $     250    $   34,039         10.45%
1.98           None                   Money market                              250         6,654          2.04
                                                                                       ----------       -------
                                           Total demand deposits                           40,693         12.49
                                    Passbook savings deposits:
2.00           None                   Regular passbook                           25        37,578         11.54
2.52           None                   Money market passbook                  10,000        23,366          7.17
                                                                                       ----------       -------
                                           Total passbook savings deposits                 60,944         18.71

                                    Certificates of Deposit
                                    -----------------------

2.98            3 months or less    Fixed-term, fixed-rate                    1,000        14,095          4.33
4.35            6 months            Fixed-term, fixed-rate                    1,000        11,564          3.55
5.35           12 months            Fixed-term, fixed-rate                      100        58,458         17.94
5.28           18 months            Fixed-term, fixed-rate                      100         9,493          2.91
6.17           24  months           Fixed-term, fixed-rate                      100        36,800         11.30
6.00           30 months            Fixed-term, fixed-rate                      100         3,852          1.18
6.07           36 months            Fixed-term, fixed-rate                      100        10,536          3.23
5.35           42 months            Fixed-term, fixed-rate                      100           40            .01
6.28           48 months            Fixed-term, fixed-rate                      100         2,110           .65
6.47           60 months            Fixed-term, fixed-rate                      100        30,724          9.43
5.98           $100,000 and over    Fixed-term, fixed-rate                      N/A        46,272         14.20
                                                                                       ----------       -------
                                       Total certificates of deposit                   $  223,944         68.74

                                    Accrued interest payable                                  205           .06
                                                                                       ----------       -------
                                                Total deposits                         $  325,786       100.00%
                                                                                       ==========       ======

---------------
*       Represents weighted average interest rate.

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                 Balance at                        Balance at                       Balance at
                                 September     % of     Increase   September     % of     Increase   September    % of
                                  30, 2001   Deposits  (Decrease)  30, 2000    Deposits  (Decrease)  30, 1999   Deposits
                                 ---------   --------  ----------  ----------  --------  ---------   ---------  --------
                                                                    (Dollars in thousands)
NOW ...........................  $ 34,039     10.45%   $ 3,514      $ 30,525     11.35%    $ 3,841    $ 26,684    11.44%
Money market deposit...........     6,654      2.04       (679)        7,333      2.73      (1,198)      8,531     3.66
Passbook savings deposits......    60,944     18.71      3,665        57,279     21.30      (1,075)     58,354    25.00
Certificates of deposit........   177,672     54.54     28,448       149,224     55.50      25,444     123,780    53.04
Certificates of deposit
   $100,000 and over...........    46,272     14.20     22,314        23,958      8.91       8,707      15,251     6.54
Accrued interests payable......       205       .06       (358)          563       .21        (202)        765      .32
                                 --------    ------    -------      --------    ------     -------    --------   ------
                                 $325,786    100.00%   $56,904      $268,882    100.00%    $35,517    $233,365   100.00%
                                 ========    ======    =======      ========    ======     =======    ========   ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                       Year Ended September 30,
                                 -----------------------------------------------------------------
                                        2001                  2000                    1999
                                 ---------------------  -------------------    -------------------
                                 Average     Average    Average     Average    Average     Average
                                 Balance     Rate (1)   Balance       Rate     Balance      Rate
                                 -------     --------   -------     -------    -------     -------
                                                        (Dollars in thousands)
NOW...........................   $  21,663     1.57 %   $   21,917     2.06%   $   20,391     1.80%
Money market deposits.........       7,005     2.52          8,115     3.03         8,938     3.03
Passbook savings deposits.....      57,809     2.57         58,378     3.40        56,583     3.26
Non-interest-bearing demand
   deposits...................      10,671      --           8,043      --          6,317      --
Certificates of deposit.......     200,584     5.87        154,853     5.31       138,316     5.16
                                 ---------              ----------             ----------
    Total.....................   $ 297,732     4.63     $  251,306     4.32    $  230,546     4.17
                                 =========              ==========             ==========

--------
(1)  Annualized.

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                                        At September 30,
                                                               -----------------------------------
                                                                 2001         2000          1999
                                                                ------       ------        -------
                                                                         (In thousands)
2.51 - 4%...................................................  $   23,525     $      --     $     --
4.01 - 6%...................................................      90,699        93,428       125,790
6.01 - 8%...................................................     109,720        79,754        13,101
8.01 - 10%..................................................          --            --           140
                                                              ----------     ---------     ---------
                                                               $ 223,944     $ 173,182     $ 139,031
                                                               =========     =========     =========

     The following table sets forth the amount and maturities of time deposits at September 30, 2001.

                                                                   Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years           Total
----                              --------        ---------        ---------       -------         -------
                                                                 (In thousands)
 2.51 - 4%.....................    $  23,035       $     471      $      19        $     --      $   23,525
 4.01 - 6%.....................       65,036          17,315          4,922           3,426          90,699
 6.01 - 8%.....................       60,647          16,468          3,182          29,423         109,720
                                   ---------       ---------      ---------        --------      ----------
                                   $ 148,718       $  34,254      $   8,123        $ 32,849      $  223,944
                                   =========       =========      =========        ========      ==========

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001. At such date, such deposits represented 14.2 % of total deposits and had a weighted average rate of 5.98%.

                                                    Certificates
       Maturity Period                               of Deposit
       ----------------                            --------------
                                                  (In thousands)

       Three months or less.........................  $   8,268
       Over three through six months................      8,819
       Over six through 12 months...................     12,947
       Over 12 months...............................     16,238
                                                      ---------
             Total..................................  $  46,272
                                                      =========

     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                       Year Ended September 30,
                                                               ---------------------------------------
                                                                  2001          2000          1999
                                                               ----------    ----------    -----------
                                                                          (In thousands)
Deposits....................................................  $  653,749    $  593,370     $  494,431
Withdrawals.................................................    (610,630)     (568,720)      (491,795)
                                                              -----------   ----------     ----------
Net increase (decrease) before interest  credited...........      43,119        24,650          2,946
Interest credited...........................................      13,785        10,867          9,614
                                                              ----------    ----------     ----------
    Net increase (decrease) in savings  deposits............  $   56,904    $   35,517     $   12,560
                                                              ==========    ==========     ==========

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 11% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At September 30, 2001, the Bank had $17.8 million in outstanding FHLB advances.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2001, the Bank was authorized to invest up to approximately $11.5 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has two subsidiary service corporations, Baltimore County Service Corp. ("BCSC") and Ebenezer Road, Inc. ("Ebenezer Road"). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated ("Route 543"). BCSC was formed in the mid 1970's for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 2001, BCSC conducted immaterial activities. Route 543 currently is inactive. At September 30, 2001, BCSC had substantially no assets or liabilities. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor's single interest insurance on automobile loans, as well as mortgage life insurance and annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2001.

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

     Management considers its market area for gathering deposits and making loans to be Baltimore County and Harford County in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 2001, it had approximately 1.9% of deposits held by all banks and savings institutions in each of Baltimore County and Harford County.

EMPLOYEES

     As of September 30, 2001, the Company had 120 full-time and 16 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2001, the Bank had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2001, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $31.7 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of September 30, 2001, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2001, see Note 15 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS requires any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. The Bank is exempt from filing the interest rate risk schedule with its Thrift Financial Reports and the OTS has not required it to file such a schedule. The interest rate risk rule did not have a material effect on the Bank's risk-based capital at September 30, 2001.

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

     At September 30, 2001, the percentage of the Bank's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2001, of $1.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2001, the Bank had $17.8 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million, plus 10% on the amount over $42.8 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, the Bank met its reserve requirements.

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

     At September 30, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $4.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $1.5 million.

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

     Financial Modernization Legislation. The Gramm-Leach-Bliley ("G-L-B") Act, which was enacted in November 1999, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     State Income Taxation. The State of Maryland imposes an income tax of approximately 7% on income measured substantially the same as federally taxable income. Until December 2000, Maryland imposed a franchise tax, at a rate of 0.013% of the total withdrawal value of the deposits that a savings and loan association held in Maryland at December 31 each year. The State of Maryland currently assesses a personal property tax for December 2000 and forward.

     For additional information regarding taxation, see Note 16 of Notes to Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2001.

                                                                     Book Value at      Approximate      Deposits at
                         Year       Owned or       Expiration Date   September 30,        Square       September 30,
                        Opened       Leased        (If Leased) (1)       2001             Footage           2001
                        ------       ------        ---------------      ------            -------          ------
                                                                                                        (Deposits in
                                                                                                         thousands)
MAIN OFFICE:
     Perry Hall          1955       Leased (2)   November 2003       $   253,303          8,000         $   121,510

BRANCH OFFICES:
     Bel Air             1975       Leased       June 2008                    --          2,000              36,998
     Dundalk (3)         1976       Leased       June 2006                    --          1,700              39,104
     Timonium            1978       Leased       July 2003                    --          1,250              49,341
     Catonsville         1981       Leased       February 2006                --          1,750              30,709
     Abingdon            1999       Leased (2)   July 2019               474,052          1,800               7,749
     Forest Hill         1999       Leased (2)   July 2019               412,191          1,800              12,127
     Essex               1999 (4)   Leased       November 2004                --          3,200               7,279
     Hickory             2000 (5)   Leased (2)   January 2020            473,594          1,800               5,409
     White Marsh         2000 (6)   Leased (2)   January 2015            531,411          1,800              12,157
     Carney              2001       Leased       July 2011                    --          2,100               3,703

ADMINISTRATIVE OFFICE:
     4111 E. Joppa Road  1994       Owned                              1,386,839         18,000                  --
     Warehouse           1998       Leased       September 2002               --          4,800                  --

---------------
(1)      All leases  have at least one five-year renewal option.
(2)      Building is owned, but land is leased.
(3)      The Bank also is leasing a kiosk and drive-in ATM facility at this location.
(4)      Branch opened in November 1999.
(5)      Branch opened in April 2000
(6)      Branch opened in January 2000.

     The book value of the Bank's investment in premises and equipment totaled $7.0 million at September 30, 2001. See Note 7 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. At September 30, 2001, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.
----------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

                  Independent Auditors' Report
                  Consolidated Statement of Financial Condition as of September
                    30, 2001 and 2000
                  Consolidated Statements of Operations for the Years Ended
                    September 30, 2001 and 2000
                  Consolidated Statements of Retained Earnings for the Years
                    Ended September 30, 2001 and 2000
                  Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

       No.         Description
       ---         -----------

*      3.1        Charter of BCSB Bankcorp, Inc.
*      3.2        Bylaws of BCSB Bankcorp, Inc.
**     4          Form of Common Stock Certificate of BCSB Bankcorp, Inc.
***   10.1        BCSB Bankcorp, Inc. 1999 Stock Option Plan
***   10.2        BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement
*     10.3        Amended and Restated Form of  Change-in-Control  Severance  Agreements  between  Baltimore County
                  Savings Bank, F.S.B. and Michael J. Dietz, Gary C. Loraditch and William M. Loughran
      10.4        Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan
*     10.5        Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan
      13          2001 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Anderson Associates, LLP


____________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 333-44831).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-24589).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 0-24589).

     (b)  REPORTS ON FORM 8-K. None.
          -------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCSB BANKCORP, INC.

December 21, 2001
                                    By:/s/ Gary C. Loraditch
                                       -----------------------------------------
                                       Gary C. Loraditch
                                       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary C. Loraditch                                  December 21, 2001
-------------------------------------------------
Gary C. Loraditch
President, Chief Executive Officer  and Director
(Principal Executive Officer)

/s/ Bonnie M. Klein                                    December 21, 2001
-------------------------------------------------
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl                                      December 21, 2001
-------------------------------------------------
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox                                      December 21, 2001
-------------------------------------------------
H. Adrian Cox
Vice Chairman of the Board


/s/ Frank W. Dunton                                    December 21, 2001
-------------------------------------------------
Frank W. Dunton
Director

/s/ William M. Loughran                                December 21, 2001
-------------------------------------------------
William M. Loughran
Vice President and Director

/s/ John J. Panzer, Jr.                                December 21, 2001
-------------------------------------------------
John J. Panzer, Jr.
Director


-------------------------------------------------
P. Louis Rohe, Jr.
Director



-------------------------------------------------
Michael J. Klein
Director