Form 10QSB
period 2001-12-31
BCSB BANKCORP INC
filed 2002-02-14
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2001


[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          UNITED STATES                                         52-2108333
-----------------------------------------                   --------------------
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


                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    -----

     As of January 31, 2001, the issuer had 5,867,322 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes               No    X
    ---------        -------

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  December 31, 2001 (unaudited) and September 30, 2001........2

         Consolidated Statements of Operations for the Three Months Ended
                  December 31, 2001  and 2000  (unaudited)....................3

         Consolidated Statements of Cash Flows for the Three  Months Ended
                  December 31, 2001 and 2000 (unaudited)......................4

     Notes to Consolidated Financial Statements...............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Use of Proceeds...........................14

Item 3.  Defaults Upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14


SIGNATURES...................................................................15

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                  2001             2001
                                                                            ------------       -------------
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    4,154,535      $    4,055,985
Interest bearing deposits in other banks                                      2,169,339           7,952,621
Federal funds sold                                                              564,130           3,313,392
Investment securities, held to maturity                                      12,495,130          18,494,349
Investment securities, available for sale                                    39,765,942          23,968,640
Loans receivable, net                                                       271,656,146         268,010,050
Loans held for sale                                                           3,359,961                  --
Mortgage backed securities, held to maturity                                 37,206,709          41,655,039
Mortgage backed securities, available for sale                               27,834,430          11,441,785
Foreclosed real estate, net                                                          --              80,569
Premises and equipment, net                                                   6,995,803           6,974,815
Federal Home Loan Bank of Atlanta stock                                       1,834,400           1,834,400
Accrued interest receivable  - loans                                            814,127             930,784
                             - investments                                      415,600             609,585
                             - mortgage backed securities                       373,336             304,094
Prepaid income taxes                                                            431,476             195,544
Other assets                                                                  1,249,083           1,061,672
                                                                         --------------      --------------
Total assets                                                             $  411,320,147      $  390,883,324
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------

Liabilities
-----------
  Deposits                                                               $  346,767,001      $  325,785,538
  Advances from the Federal Home Loan Bank of Atlanta                        17,800,000          17,800,000
  Advance payments by borrowers for taxes and insurance                       1,841,616           1,147,121
  Income taxes payable                                                          131,782               5,901
  Dividends payable                                                             264,046             264,045
  Payables to disbursing agents                                                 292,112             109,259
  Other liabilities                                                           1,944,558           3,041,070
                                                                         --------------      --------------
Total liabilities                                                           369,041,115         348,152,934

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,867,322 issued and outstanding at December 31, 2001
    and September 30, 2001 respectively)                                         58,673              58,673
  Additional paid-in capital                                                 20,115,276          20,116,467
  Retained earnings (substantially restricted)                               24,415,256          24,556,126
  Accumulated Other Comperhensive Income (net of taxes)                         (16,105)            281,924
  Employee Stock Ownership Plan                                              (1,097,568)         (1,143,300)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,139,500)
                                                                         --------------      --------------
                                                                             42,279,032          42,730,390
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  411,320,147      $  390,883,324
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                2001                2000
                                                              --------            --------
Interest Income
---------------
  Interest and fees on loans                                $   5,104,196      $ 4,616,942
  Interest on mortgage-backed securities                          826,213          334,685
  Interest and dividends on investment securities                 673,072          690,575
  Other interest income                                            59,075          133,967
                                                            -------------      -----------
Total interest income                                           6,662,556        5,776,169

Interest Expense
----------------
  Interest on deposits                                          3,629,674        3,277,149
  Interest on borrowings - short term                             195,423          100,029
  Other interest expense                                            1,000            1,056
                                                            -------------      -----------
Total interest expense                                          3,826,097        3,378,234
                                                            -------------      -----------

  Net interest income                                           2,836,459        2,397,935
  Provision for losses on loans                                    63,862           25,569
                                                            -------------      -----------
  Net interest income after provision
     for losses on loans                                        2,772,597        2,372,366

Other Income
------------
  Gain on sale of loans                                            18,265               --
  Provision for losses on loans held for sale                     (47,821)              --
  Servicing fee income                                              3,759            3,082
  Fees and charges on loans                                        40,364           36,942
  Fees on transaction accounts                                     87,987           70,076
  Rental income                                                    23,730           24,938
  Miscellaneous income                                             20,485           26,663
                                                            -------------      -----------
  Net other income                                                146,759          161,701

Non-Interest Expenses
---------------------
  Salaries and related expense                                  1,376,051        1,379,357
  Occupancy expense                                               297,161          251,633
  Deposit insurance premiums                                       33,533           30,449
  Data processing expense                                         231,072          103,459
  Property and equipment expense                                  224,129          198,891
  Professional fees                                                44,917           49,647
  Advertising                                                     268,017          269,075
  Telephone, postage and office supplies                          102,410           93,083
  Other expenses                                                  141,423           44,391
                                                            -------------      -----------
  Total non-interest expenses                                   2,718,713        2,419,985
                                                            -------------      -----------

Income before tax provision                                       200,643          114,082
Income tax provision                                               77,467           44,790
                                                            -------------      -----------

Net income                                                  $     123,176      $    69,292
                                                            =============      ===========

Basic and diluted earnings per share                        $        0.02      $      0.01
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR THREE MONTHS ENDED
                                                                                       DECEMBER  31,
                                                                            --------------------------------
                                                                                2001                  2000
                                                                            ------------        -----------
Operating Activities
--------------------
   Net Income                                                              $   123,176         $    69,292
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ------------------------------------------
    Accretion of discount on investments                                        (3,255)               (189)
    Dividends on Investment Securities                                        (176,203)                 --
    Loans originated for sale                                               (4,251,759)                 --
    Loans sold                                                                 862,241                  --
    Gain on sale of loans                                                      (18,264)                 --
    Loan fees and costs deferred, net                                           59,344             (59,355)
    Amortization of deferred loan fees, net                                    (45,048)
    Provision for losses on loans                                               63,862              25,569
    Provision for loss on loans held for sale                                   47,821
    Non-cash compensation under Stock-Based Benefit Plan                        44,542              28,574
    Amortization of premium on mortgage backed securities                        9,979              47,870
    Provision for depreciation                                                 200,169             176,990
    Decrease in accrued interest receivable on loans                           116,657              28,507
    Increase/(decrease) in accrued interest receivable on investments          193,985             (50,840)
    Increase in accrued interest receivable on mortgage
         backed securities                                                     (69,242)                (29)
    Increase  in prepaid income taxes                                         (318,735)             (9,410)
    Increase in deferred income tax assets                                       6,982                  --
    Increase in other assets                                                  (187,409)            (86,326)
    Increase in accrued interest payable on deposits                           (73,396)            (19,808)
    Increase in income taxes payable                                           125,881              53,615
    Decrease in other liabilities and payables to
          disbursing agents                                                   (913,660)           (349,000)
                                                                           ------------        ------------
        Net cash used by operating activities                               (4,202,332)           (144,540)

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               ------------------------------------------------

                                                                                 FOR THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                            ------------------------------------
                                                                                2001                    2000
                                                                            ------------            ------------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $   2,154,000       $   2,471,000
    Purchase of interest bearing deposits                                             --            (792,000)
    Purchases of investment securities - available for sale                  (17,446,000)                 --
    Proceeds from maturities of investment securities - available for sale     1,500,000                  --
    Purchases of investment securities - held to maturity                       (500,000)         (4,700,000)
    Proceeds from maturities of investment securities - held to maturity       6,500,000           2,450,000
    Longer term loans originated                                             (12,755,432)         (5,796,446)
    Principal collected on longer term loans                                  22,305,990           5,437,320
    Net increase in short-term loans                                         (13,012,473)           (590,707)
    Principal collected on mortgage backed securities - available for sale     3,371,613           3,107,366
    Purchase of mortgage backed securities - available for sale              (19,921,432)         (2,495,239)
    Principal collected on mortgage backed securities - held to maturity       4,438,351                  --
    Proceeds from sales of foreclosed realestate                                  80,569              50,000
    Investment in premises and equipment                                        (221,157)           (239,138)
                                                                            ------------         -----------
        Net cash used by investing activities                                (23,505,971)         (1,097,844)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                6,378,758             629,990
    Net increase (decrease) in certificates of deposit                        15,370,596          14,754,940
    Increase in Federal Home Loan Bank of Atlanta advances                     3,000,000           3,700,000
    Repayment of Federal Home Loan Bank of Atlanta advances                   (3,000,000)         (8,700,000)
    Acquisition of stock for Rabbi Trust                                         (57,000)            (25,563)
    Increase in Dividends Payable                                                      1                  --
    Dividends paid on stock                                                     (264,046)           (266,514)
                                                                           -------------       -------------
        Net cash provided by financing activities                             21,428,309          10,092,853
                                                                           -------------       -------------

Increase in cash and cash equivalents                                         (6,279,994)          8,850,469
Cash and cash equivalents at beginning of period                              12,968,998           7,961,710
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $   6,689,004       $  16,812,179
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                  FOR THREE MONTH PERIOD
                                                                                      ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                                2001               2000
                                                                            ------------        ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   4,154,535       $   6,245,590
    Interest bearing deposits in other banks                                   2,169,339          10,941,870
    Federal funds sold                                                           564,130           2,265,719
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                      6,888,004          19,453,179
        Less - certificate of deposit with a maturity of
          more than three months                                                 199,000           2,641,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $   6,689,004       $  16,812,179
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:
    Interest                                                               $   3,872,672       $   3,387,524
                                                                           =============       =============
    Income taxes                                                           $          --       $         500
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

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

Note 3 - Cash Flow Presentation
         ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 - Earnings Per Share
         ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2001 and 2000 is as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                                              -----------------------------------------------
                                                                INCOME            SHARES         PER SHARE
         BASIC EPS                                            (NUMERATOR)       (DENOMINATOR)      AMOUNT
         ---------                                            -----------       -------------    ----------

         Income available to shareholders                     $   123,176        5,562,886       $     0.02

         Effect of dilutive shares                                     --          136,585              ---
                                                              -----------       ----------       ----------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   123,176        5,699,471       $     0.02
                                                              ===========       ==========       ==========
                                                               For the Three Months Ended December 31, 2000
                                                              ---------------------------------------------
                                                                Income               Shares      Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ----------
         Income available to shareholders                     $    69,292        5,566,310       $    0.01



         Effect of dilutive shares                                     --          109,600             ---
                                                              -----------       ----------       ---------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $    69,292        5,675,910       $    0.01
                                                              ===========       ==========       =========

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at December 31, 2001.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                 For Capital                Prompt Corrective
                                            Actual              Adequacy Purposes            Action Provision
                                    -----------------------   ----------------------    -----------------------
                                    Actual           % of     Required        % of      Required         % of
                                    Amount           Assets   Amount          Assets     Amount          Assets
                                    ------           ------   ------          ------    -------          ------
                                                                          (unaudited)
Tangible (1)                     $ 32,324,060          8.01%  $ 6,055,563       1.50%     N/A             N/A
Tier 1 capital (2)                 32,324,060         13.91          N/A        N/A     13,945,178        6.00%
Core (1)                           32,324,060          8.01    16,148,168       4.00    20,185,210        5.00
Risk-weighted (2)                  33,915,687         14.59    18,593,570       8.00    23,241,963       10.00

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


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

     During the three months ended December 31, 2001, the Company's assets increased by $20.4 million, or 5.2%, from $390.9 million at September 30, 2001 to $411.3 million at December 31, 2001. Loans receivable, net increased by $3.7 million, or 1.4%, from $268.0 million at September 30, 2001 to $271.7 million at December 31, 2001. The Company's mortgage-backed securities available for sale increased by $16.4 million, or 143.3%, from $11.4 million at September 30, 2001 to $27.8 million at December 31, 2001. The Company's mortgage-backed securities held to maturity decreased by $4.4 million or 10.7% from $41.6 million at September 30, 2001 to $37.2 million at December 31, 2001. The Company's investment portfolio available for sale increased $15.8 million or 65.9%, from $24.0 million at September 30, 2001 to $39.8 million at December 31, 2001. The Company's investment portfolio held to maturity decreased $6.0 million from $18.5 million at September 30, 2001 to $12.5 million at December 31, 2001. The Company's deposits increased by $21.0 million, or 6.5%, from $325.8 million at September 30, 2001 to $346.8 million at December 31, 2001. The increase in deposits was achieved through increased advertising and promotion activities.

The growth in deposits helped to fund loan growth and security purchases. This strategy was used in an effort to diversify the balance sheet.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Net Income. Net income increased by $54,000, or 77.8%, from $69,000 for the three months ended December 31,2000 to $123,000 for the three months ended December 31, 2001. The increase in net income was primarily attributable to increased interest income due to an increase in the average balance of loans of $29.5 million, from $242.0 million at December 31, 2000 to $271.5 million at December 31, 2001.

     Net Interest Income. Net interest income was $2.8 million for the three months ended December 31, 2001, compared to $2.4 million for the three months ended December 31, 2000, representing an increase of $438,000, or 18.3%. The increase was primarily due to the increase in the volume of interest-earning assets.

     Interest Income. Interest income increased by $887,000, or 15.4% from $5.8 million for the three months ended December 31, 2000 to $6.7 million for the three months ended December 31, 2001. Interest and fees on loans increased by $487,000, or 10.5%, from $4.6 million for the three months ended December 31, 2000 to $5.1 million for the three months ended December 31, 2001. This was primarily due to a $29.5 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 9 basis points from 7.63% at December 31, 2000 to 7.52% at December 31, 2001. Interest on mortgage-backed securities increased by $491,000 or 146.6% from $335,000 for the three months ended December 31, 2000 to $826,000 for the three months end December 31, 2001. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $19.0 million at December 31, 2000 to $61.7 million at December 31, 2001. Interest and dividends on investment securities decreased by $18,000 or 2.6% from $691,000 for the three months ended December 31, 2000 to $673,000 for the three months ended December 31, 2001.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.4 million for the three months ended December 31, 2000 to $3.8 million for the three months ended December 31, 2001 a change of $448,000 or 13.3%. Interest on deposits increased $353,000 due to an increase in the average volume of deposits by $65.7 million from $275.5 million at December 31, 2000 to $341.2 million at December 31, 2001. The average yield on deposits decreased by 51 basis points from 4.76% at December 31, 2000 to 4.25% at December 31, 2001. Interest on short-term borrowings increased by $95,000 for the three months ended December 31, 2001. This increase was primarily due to an increase of $13.2 million in the average balances of advances form the Federal Home Loan Bank of Atlanta during the quarter ended December 31, 2001.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are computed using month-end balances, except for Other Investments which were computed using daily balances.

                                                                THREE MONTHS ENDED   DECEMBER   31
                                               ---------------------------------------------------------------------------
                                                             2001                                     2000
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 271,499    $   5,104        7.52%     $  241,976    $  4,617         7.63%
   Mortgage-backed securities...............      61,694          826        5.36          19,004         335         7.05
   Dividends and investment securities......      44,298          673        6.08          43,976         690         6.28
   Other Investments........................       8,183           59        2.88           8,455         134         6.34
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     385,674        6,662        6.91         313,411       5,776         7.37
Noninterest-earning assets..................      19,087                                   14,231
                                               ---------                               ----------
       Total assets.........................   $ 404,761                               $  327,642
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 341,283        3,630        4.25         275,537       3,277         4.76
   Borrowings-short term....................      18,300          195        4.26           5,100         100         7.84
   Other liabilities........................       1,708            1        0.23           1,412           1         0.28
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     361,291        3,826        4.24         282,049       3,378         4.79
                                                            ---------      ------                    --------       ------
Noninterest-bearing liabilities.............         814                                    2,300
                                               ---------                               ----------
       Total liabilities....................     362,105                                  284,349
Stockholders' equity .......................      42,656                                   43,293
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 404,761                               $  327,642
                                               =========                               ==========

Net interest income.........................                $   2,836                                $  2,398
                                                            =========                                ========
Interest rate spread........................                                 2.67%                                    2.58%
                                                                           ======                                   ======
Net interest margin.........................                                 2.94%                                    3.06%
                                                                           ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               106.75%                                  111.12%
                                                                           ======                                   ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $64,000 for the three months ended December 31, 2001, as compared to $26,000 for the three months ended December 31, 2000, representing an increase of $38,000. Loan chargeoffs for the three months ended December 31, 2001 were $107,000 as compared to $66,000 for the three months ended December 31, 2000. Loan recoveries were $72,000 for the three months ended December 31, 2001 compared to $57,000 for the three months ended December 31, 2000. Non performing loans at December 31, 2001 were $693,000 as compared to $389,000 at December 31, 2000. The total loss allowance allocated to domestic loans is $1.6 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income decreased by $15,000, or 9.3% from $162,000 for the three months ended December 31, 2000 to $147,000 for the three months ended December 31, 2001. The decrease in other income for the three months ended December 31 2001 was attributable primarily to a $48,000 increase in the provision for loss on loans held for sale. This was partially offset by an increase of $18,000 in gain on sale of loans and an increase of $18,000 in fees on transaction accounts.

     Non-interest Expenses. Total non-interest expenses increased by $299,000, or 12.3%, from $2.4 million for the three months ended December 31, 2000 to $2.7 million for the three months ended December 31, 2001. The increase in non-interest expenses was primarily due to an increase in data processing expenses. Data processing expense increased $128,000 or 124.3% from $103,000 at December 31, 2000 to $231,000 at December 31, 2001. This increase was primarily due to an increased number of transaction accounts and a rate increase. Occupancy expense increased by $45,000 or 18.0% from $252,000 at December 31, 2000 to $297,000 at December 31, 2001. This increase was due to the increased cost of the additional branch offices. Salaries and related expenses remained unchanged due to the credit to compensation expense for the market value adjustment for the Rabbi-Trust which was $125,000 for the three months ended December 31, 2001 as compared to a debit of $35,000 for the three months ended December 31, 2000. The Company has submitted a proposal to be voted at the next meeting of stockholders to amend the Deferred Compensation Plan. If approved by the stockholders and OTS regulators there would be no future need for market value adjustments to the Rabbi-Trust.

     Income Taxes. The Company's income tax expense was $77,000 and $45,000 for the three months ended December 31, 2001 and 2000, respectively. The Company's effective tax rates were 38.6% and 39.3% for the three months ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2001 and 2000, the Company had $12.8 million and $5.8 million, respectively, of loan originations. During the three months ended December 31, 2001 and 2000, the Company purchased investment securities in the amounts of $17.9 million and $4.7 million, respectively, and mortgage-backed securities in the amounts of $19.9 million and $2.5 million, respectively. The purchase of interest-bearing deposits was $792,000 for the three months ended December 31, 2000. There were no such purchases for the quarter ended December 31, 2001. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of December was approximately 31.4%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2001, cash, interest-bearing deposits in other banks and federal funds sold were $4.1 million, $2.1 million and $564,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2001 totaled $156.2 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2001, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $435,000, $12.9 million and $9.4 million respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  None

         (b)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCSB BANKCORP, INC.



Date: February 13, 2002             /s/ Gary C. Loraditch
                                    ------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: February 13, 2002             /s/ Bonnie M. Klein
                                    ------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)