Form 10KSB40/A
period 2001-09-30
BCSB BANKCORP INC
filed 2002-03-11
CIK 1052101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-KSB/A
                               (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2001. (Parts II and III)

     2. Portions of Proxy Statement for registrant's 2002 Annual Meeting of Stockholders. (Part III)

                                     PART II


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

     The Company was formed in June 1998 by the Bank to become the holding company for the Bank following the Bank's reorganization into the mutual holding company form of organization (the "Reorganization"). As part of the Reorganization, the Company became a majority-owned subsidiary of the MHC. The Reorganization was consummated on July 8, 1998. All references to the Company prior to July 8, 1998, except where otherwise indicated, are to the Bank.

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

FORWARD-LOOKING STATEMENTS

     When used in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ASSET/LIABILITY MANAGEMENT

     The Company strives to achieve consistent net interest income and reduce its exposure to adverse changes in interest rates by attempting to match the terms to repricing of its interest-sensitive assets and liabilities. Factors beyond the Bank's control, such as market interest rates and competition, may also have an impact on the Bank's interest income and interest expense.

     In the absence of any other factors, the overall yield or return associated with the Bank's earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. By controlling the increases and decreases in its interest income and interest expense which are brought about by changes in market interest rates, the Bank can significantly influence its net interest income.

     The senior officers of the Bank meet on a weekly basis to monitor the Bank's interest rate risk position and to set prices on loans and deposits to manage interest rate risk within the parameters set by the Board of Directors. The President of the Bank reports to the Board of Directors on a regular basis on interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Board of Directors reviews the maturities of the Bank's assets and liabilities and establishes policies and strategies designed to regulate the Bank's flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank's assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies.

     The Bank's principal strategy in managing interest rate risk has been to emphasize the acquisition of short- and intermediate-term assets, including locally originated 15-year fixed-rate mortgage loans and consumer loans, particularly automobile loans. In addition, in managing its portfolio of investment securities and mortgage-backed securities, the Bank in recent periods has purchased investment securities so as to reduce the Bank's exposure to fluctuations in interest rates. To further manage interest rate risk, the Bank will occasionally sell loans into the secondary market, while retaining the servicing of said loans.

     In addition to shortening the average repricing period of its assets, the Bank has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities.

MARKET RISK

     Management measures the Bank's interest rate risk by computing estimated changes in the net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank's NPV of sudden and sustained increases and decreases in market interest rates. The Bank's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank's estimated NPV in the event of 1%, 2% and 3% increases in market interest rates, and in the event of 1%, 2% and 3% decreases in market interest rates. The following table presents the Bank's projected change in NPV for the various rate shock levels at September 30, 2001. All changes meet the Bank's policy requirements.

                                   Net Portfolio Value                NPV as % of PV of Assets
 Change                 ----------------------------------------     -------------------------
in Rates               $ Amount       $ Change(1)    % Change(2)     NPV Ratio (3)  Change(4)
--------               --------       -----------    -----------     ------------   ----------
                                         (Dollars in thousands)
 + 300 bp              $ 22,980        (22,891)         (50)%           6.14%       (519) bp
 + 200 bp                30,655        (15,217)         (33)            7.98        (336) bp
 + 100 bp                38,586         (7,286)         (16)            9.78        (156) bp
     0 bp                45,872                                        11.34
 - 100 bp                50,310          4,439           10            12.22          88  bp
 - 200 bp                53,193          7,322           16            12.73         140  bp
 - 300 bp                    --              0            0                0           0  bp

---------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)  Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***                             At               At
                                                              September 30,     September 30,
                                                                  2001              2000
                                                              ------------      ------------
Pre-Shock NPV Ratio: NPV as % of PV of Assets...............      11.34 %           11.26%
Exposure Measure: Post Shock NPV Ratio......................       7.98               8.77
Sensitivity Measure: Change in NPV Ratio....................        336 bp          249 bp

     The above table indicates that at September 30, 2001, in the event of sudden and sustained increases in prevailing market interest rates, the Bank's NPV would be expected to decrease, and that in the event of sudden and sustained decreases in prevailing market interest rates, the Bank's NPV would be expected to increase. The Bank's Board of Directors reviews the Bank's NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2001, the Bank's estimated changes in NPV were within the targets established by the Board of Directors.

     NPV is calculated by the OTS by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarter ended September 30, 2001, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and the quarter-end date.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables.

Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

AVERAGE BALANCE, INTEREST AND AVERAGE YIELDS AND RATES

     The following table sets forth certain information relating to the Company's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods and at the date indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                     Year Ended September 30,
                                            ------------------------------------------------------------------------
                                                           2001                                   2000
                                            --------------------------------        --------------------------------
                                                                     Average                                 Average
                                            Average                  Yield/         Average                   Yield/
                                            Balance       Interest    Cost          Balance      Interest      Cost
                                            -------       --------   ------         -------      --------     ------
                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1).................    $ 248,035      $18,938     7.64 %       $ 230,409      $ 17,153     7.44%
  Mortgage backed securities...........       32,598        1,948     5.98            22,107         1,446     6.54
  Investment securities and FHLB stock.       43,384        2,751     6.34            38,619         2,456     6.36
  Other interest-earning assets........       13,948          711     5.10             6,837           425     6.22
                                           ---------      -------                  ---------      --------
      Total interest-earning assets ...      337,966       24,348     7.21           297,972        21,480     7.21
Non-interest-earning assets............       17,800                                  15,707
                                           ---------                               ---------
      Total assets.....................    $ 355,766                               $ 313,679
                                           =========                               =========

Interest-bearing liabilities:
  Deposits.............................    $ 297,732       13,785     4.63         $ 251,306      $ 10,867     4.32
  FHLB advances........................        8,725          451     5.17            11,930           885     7.42
  Other liabilities....................        1,618            4      .25             1,723             5      .29
                                           ---------      -------                  ---------      --------
      Total interest-bearing
        liabilities....................      308,075       14,240     4.62           264,959        11,757     4.44
                                                          -------   ------                        --------     ----
Non-interest-bearing liabilities.......        4,852                                   4,652
                                           ---------                               ---------
      Total liabilities................      312,427                                 269,611
Stockholders' equity...................       42,839                                  44,068
                                           ---------                               ---------
      Total liabilities and retained
        earnings.......................    $ 355,766                               $ 313,679
                                           =========                               =========

Net interest income....................                   $10,108                                 $  9,723
                                                          =======                                 ========

Interest rate spread...................                               2.59%                                    2.77%
                                                                    ======                                   ======
Net interest margin (2)................                               2.99%                                    3.26%
                                                                    ======                                   ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.........................                              109.70%                                  112.46%
                                                                    ======                                   ======

_____________
(1)  Includes nonaccrual loans.
(2)  Represents  net  interest   income  divided  by  the  average   balance  of
     interest-earning assets.

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).

                                                            Year Ended September 30,
                                                -------------------------------------------------
                                                    2001               vs.               2000
                                                -------------------------------------------------
                                                               Increase (Decrease)
                                                                      Due to
                                                -------------------------------------------------
                                                                                Rate/
                                                Volume         Rate            Volume      Total
                                                ------         ----            ------      -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $  1,312       $    439       $     34    $  1,785
  Mortgage-backed securities................        686           (125)           (59)        502
  Investment securities and
      FHLB Stock............................        304             (7)            (1)        296
  Other interest-earning assets.............        442            (77)           (80)        285
                                               --------       --------       --------    --------
    Total interest-earning assets...........      2,744            230           (106)      2,868

Interest expense:
  Deposits..................................      2,008            768            142       2,918
  FHLB advances.............................       (238)          (268)            72        (434)
  Other liabilities.........................          0             (1)             0          (1)
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      1,770            499            214       2,483
                                               --------       --------       --------    --------

Change in net interest income...............   $    974       $   (269)      $   (320)   $    385
                                               ========       ========       ========    ========

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND 2000

     During the year ended September 30, 2001, the Company focused its efforts on pursuing its growth strategy through the addition of new branch offices. During the year ended September 30, 2001, the Bank opened a new branch office in Carney. This office is in addition to the three new offices opened during the year ended September 30, 2000. While the building and opening of new branch offices has resulted in additional expense in the short term, management believes that these branch offices will enhance the profitability and growth of the Company over the long term. Based on deposit growth to date in the new offices, all will break even within three years of the date they opened.

     Total assets increased by $65.0 million, or 19.9%, from $325.9 million at September 30, 2000 to $390.9 million at September 30, 2001. The increase in assets during fiscal year 2001 was attributable to a $26.5 million, or 11.0%, increase in loans receivable, net from $241.5 million at September 30, 2000 to $268.0 million at September 30, 2001, and a $33.3 million, or 168%, increase in mortgage backed securities from $19.8 million at September 30, 2000 to $53.1 million at September 30, 2001. There was also a $1.3 million, or 3.2%, increase in investment securities from $41.1 million at September 30, 2000 to $42.4 million at September 30, 2001. This strategy was used in an effort to diversify the balance sheet.

     In recent years, the Company has emphasized the origination of automobile loans because of the higher rates and shorter terms to maturity of those loans. Through these efforts, the Company increased automobile loans by $4.9 million, or 7.2%, from $67.9 million at September 30, 2000 to $72.8 million at September 30, 2001. Most of the remaining increase in the loan portfolio reflected an increase in single-family residential mortgage loans, which increased by $12.5 million, or 8.2%, from $152.5 at September 30, 2000 to $165.0 million at September 30, 2001, reflecting increased loan demand and the addition of new customers from the new branch offices.

     The Company's loan growth was funded with deposits, which increased by $56.9 million, or 21.2%, from $268.9 million at September 30, 2000 to $325.8 million at September 30, 2001. The Bank was able to increase its deposits through the new branch offices and with increased marketing efforts.

     Stockholders' equity decreased by $613,000, or 1.4%, from $43.3 million at September 30, 2000 to $42.7 million at September 30, 2001 as the Company repurchased 19,750 shares of its Common Stock during the year ended September 30, 2001 at a cost of $165,000, and paid dividends of $996,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     Net Income. Net income decreased by $582,000, or 84.7% from $687,000 for the year ended September 30, 2000 to $105,000 for the year ended September 30, 2001. Although net interest income increased by $385,000 or 4.1%, from $9.7 million for the year September 30, 2000, to $10.1 million for the year ended September 30, 2001, non-interest expenses increased by $1.4 million, or 15.2% from $9.0 million for the year ended September 30, 2000 to $10.3 million for the year ended September 30, 2001.

     Net  Interest  Income.  Net  interest  income was $9.8 million for the year ended September 30, 2001, as compared to $9.6 million for the year ended September 30, 2000 representing an increase of $214,000 of 2.2%. The increase in net interest income primarily was the result of increases in the volume of interest-earning assets. These increases allowed the Company to improve net interest income despite a 18 basis point decrease in the interest rate spread. The Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased form 112.46% for the year ended September 30, 2000 to 109.7% for the year ended September 30, 2001.

     Interest income increased by $2.9, or 13.4% from $21.4 million for the year ended September 30, 2000 to $24.3 million for the year ended September 30, 2001. The increase was due primarily to an increase in interest and fees on loans, which reflected an increase in the average balance of loans from $230.4 million for the year ended September 30, 2000 to $248.0 million for the year ended September 30, 2001. The increase in the average balance of loans was achieved primarily through increases in residential mortgage loans, and to a lesser extent, automobile loans. Also contributing to the increase in interest income was a $295,000, or 12.0% increase in interest and dividends on investment securities, which increased $2.5 million for the year ended September 30, 2000, to $2.8 million for the year ended September 30, 2001. The increase in interest and dividends on investment securities was due primarily to an increase in the average balance in investment securities. Interest on mortgage-backed securities increased by $502,000, or 34.7%, from $1.4 million for the year ended on September 30, 2000 to $1.9 million for the year ended September 30, 2001 due to increases in the average balance of mortgage-backed securities.

     Interest Expense. Interest expense increased by $2.4 million, or 21.2%, from $11.8 million for the year ended September 30, 2000, to $14.2 million for the year ended September 30, 2001. This increase was due to an increase in the average volume of deposits, which comprised the largest component of the Company's interest bearing liabilities. The average balance of deposits increased by $46.4 million, or 18.5%, from $251.3 million for the year ended September 30, 2000, to $297.7 million for the year ended September 30, 2001. The Company was able to increase its deposits through its use of advertising and through its new branch offices.

     Provisions for Loan Losses. Provisions for loans losses are charged to the earnings to maintain the total allowance for loan losses at a level considered adequate by management to provide for probable loan losses, based on prior loss experience, volume and type of lending conducted by the Company, industry standards and past due loans in the Company's loan portfolio. The Company established provisions for loan losses of $332,000 and $162,000 for the years ended September 30, 2001 and 2000 respectively. In establishing such provisions, management considered the delinquency of its loan portfolio as well as a review of classified assets. In addition, management considered the level of the Company's non-performing loans, which were $289,000 and $383,000 at September 30, 2001 and 2000 respectively and levels of the Company's net charge-offs, which totaled $172,000 and $32,000 during the years ended September 30, 2001 and 2000 respectively.

     Other Income. Total other income increased by $207,000, or 39.1%, from $530,000 for the year ended September 30, 2000 to $737,000 for the year ended September 30, 2001. This was primarily due to an increase in fees on transaction accounts.


     Non-Interest Expenses. Total non-interest expenses increased by $1.3 million, or 15.2%, from $9.0 million for the year ended September 30, 2000 to $10.3 million for the year ended September 30, 2001. The increase in non-interest expenses was due to increases in salaries and related expenses of $702,000 of 15.0% due to the recruitment of personnel for the new offices, and compensation expense of $431,000 related to the market value adjustment for the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation is classified as a liability and is adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the Directors. Compensation expense was increased by $431,827 for the year ended September 30, 2001, principally because of the increase in the value of shares held in the Rabbi Trust. Compensation expense was reduced by $75,099 for the year ended September 30, 2000, principally because of a decline in value of shares held in the Rabbi Trust. The Company also experienced increases of $128,000, or 12.9% in occupancy expense, $69,000 or 10.9%, in data processing expense, and $69,000, or 8.6% in property and equipment expense.


     Income Taxes. The Company income tax expense was $79,000 and $437,000 for the years ended September 30, 2001 and 2000 respectively. The Company's effective tax rate was 43.1% and 38.9% for years ended September 30, 2001 and 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no business other than that of the Bank and investing the net stock issuance proceeds retained by it. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

     At September 30, 2001, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank's retained earnings as reported in its financial statements at September 30, 2001 to its tangible, core and risk-based capital levels and compares such totals to the regulatory requirements, see Note 15 of Notes to Consolidated Financial Statements.

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

     The primary investing activity of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2001 and 2000, the Bank had $95.3 million and $89.6 million, respectively, of loan originations. During the years ended September 30, 2001 and 2000, the Company purchased investment securities in the amounts of $55.6 million and $7.0 million, respectively, and mortgage-backed securities in the amounts of $48.6 million and $3.7 million, respectively. Other investing activities include originations of loans and purchases of mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank's average daily liquidity ratio for the month of September 2001 was approximately 29.7%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2001, cash, interest-bearing deposits in other banks and federal funds sold totaled $4.1 million, $8.0 million and $3.3, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2001 totaled $148.7 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank's exposure to credit loss from nonperformance by the other party.

     On August 26, 1999 the Company commenced a stock repurchase program to acquire up to 320,124 shares (which included 91,464 shares for the Management Recognition Plan Trust), or approximately 5% of the Company's outstanding shares of common stock as part of its capital management strategy. The Company completed the repurchase in May 2000 acquiring 320,124 shares, for which it paid an aggregate of $2.5 million. A second repurchase program was announced on February 14, 2001. The Company intends, subject to market conditions, to acquire up to 5% of the outstanding shares of common stock over the next twelve months. As of September 30, 2001 an additional 19,750 shares had been purchased at an aggregate cost of $165,000.

     In keeping with the Company's stated policy, quarterly dividends were declared on December 9, 2000, March 28, June 15, and September 17, 2001 of 12
1/2(cent) each. In keeping with Federal regulations, Baltimore County Savings Bank, M.H.C. (the "MHC") applied for, and elected to waive receipt of, dividends from the Company as to its shares, which amounted to 3,754,960 shares as of December 28, 2001, or 64.0% of all outstanding shares of the Company's common stock. The dividends rate is based in part on the Bank's strong capital position (see Note 15 of Notes to Consolidated Financial Statements) and the flexibility of the mutual holding company structure whereby the MHC, with regulatory approval, has waived dividends otherwise payable to it. This has enabled the Bank to reward its public shareholders with a strong dividend stream while retaining sufficient capital to support Company operations, earnings growth and the Bank's branch expansion business plan.

     The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2001, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $69,000, $22.8 million and $5.1 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 " Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and September 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement.

     In August 2001, FASB issued SFAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS no. 144 also requires reporting of discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Statement also eliminates the exception to consolidation for a temporarily controlled subsidiary.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Stockholders and Board of Directors
BCSB Bankcorp, Inc.
Baltimore, Maryland

     We have audited the consolidated statements of financial condition of BCSB Bankcorp, Inc. and Subsidiaries as of September 30, 2001 and September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the two year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCSB
Bankcorp, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the two year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                           /s/ Anderson Associates, LLP

November 16, 2001
Baltimore, Maryland

                               BCSB BANKCORP, INC.
                               -------------------
                                AND SUBSIDIARIES
                                ----------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                              September 30,
                                                                                              -------------
                                                                                        2001                 2000
                                                                                        ----                 ----
               Assets
               ------
Cash                                                                                $   4,055,985       $    6,570,657
Interest bearing deposits in other banks                                                7,952,621            5,255,622
Federal funds sold                                                                      3,313,392              455,431
Investment securities, available for sale                                              23,968,640                --
Investment securities, held to maturity (Note 2)                                       18,494,349           41,158,120
Loans receivable, net (Note 3)                                                        268,010,050          241,519,815
Mortgage backed securities, available for sale                                         11,441,785                --
Mortgage backed securities, held to maturity (Note 4)                                  41,655,039           19,824,152
Foreclosed real estate, net (Note 5)                                                       80,569               50,000
Premises and equipment, net (Note 7)                                                    6,974,815            6,709,595
Federal Home Loan Bank of Atlanta stock                                                 1,834,400            1,834,400
Accrued interest receivable - loans                                                       930,784              863,647
                            - investments                                                 609,585              730,607
                            - mortgage backed securities                                  304,094              121,088
Prepaid and deferred income taxes (Note 16)                                               195,544              257,581
Other assets                                                                            1,061,672              528,459
                                                                                     ------------         ------------
Total assets                                                                         $390,883,324         $325,879,174
                                                                                     ============         ============
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities
-----------
   Deposits (Note 8)                                                                 $325,785,538         $268,881,604
   Federal Home Loan Bank of Atlanta advances (Note 9)                                 17,800,000            9,500,000
   Advance payments by borrowers for
    taxes and insurance                                                                 1,147,121            1,190,057
   Income taxes payable (Note 16)                                                           5,901               25,532
   Payables to disbursing agents                                                          109,259              364,755
   Dividends payable                                                                      264,045              265,954
   Other liabilities                                                                    3,041,070            2,308,455
                                                                                     ------------         ------------
 Total liabilities                                                                    348,152,934          282,536,357

Commitments and contingencies (Notes 3, 7 and 11)

Stockholders' Equity (Notes 12, 13, 14 and 15)
--------------------
 Common stock (Par value $.01 - 13,500,000 authorized,
    5,867,322 and 5,887,072 shares issued and outstanding
    at September 30, 2001 and 2000, respectively)                                          58,673               58,871
   Additional paid-in capital                                                          20,116,467           20,214,611
   Accumulated other comprehensive income (net of tax)                                    281,924                --
   Retained earnings (substantially restricted)                                        24,556,126           25,447,089
                                                                                     ------------         ------------
                                                                                       45,013,190           45,720,571
   Employee Stock Ownership Plan                                                       (1,143,300)          (1,326,228)
   Stock held by Rabbi Trust                                                           (1,139,500)          (1,051,526)
                                                                                     ------------         ------------
Total stockholders' equity                                                             42,730,390           43,342,817
                                                                                     ------------         ------------

Total liabilities and stockholders' equity                                           $390,883,324         $325,879,174
                                                                                     ============         ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                             For Years Ended
                                                                                               September 30,
                                                                                    ----------------------------------
                                                                                       2001                    2000
                                                                                       ----                    ----
Interest and fees on loans (Note 3)                                                   $18,938,731          $17,153,136
Interest on mortgage backed securities                                                  1,947,638            1,445,783
Interest and dividends on investment securities                                         2,750,922            2,455,989
Other interest income                                                                     711,169              425,153
                                                                                     ------------          -----------
Total interest income                                                                  24,348,460           21,480,061

Interest on deposits (Note 8)                                                          13,785,205           10,866,557
Interest on borrowings - short term                                                       450,399              884,912
Other interest expense                                                                      4,266                5,288
                                                                                     ------------          -----------
Total interest expense                                                                 14,239,870           11,756,757
                                                                                     ------------          -----------
Net interest income                                                                    10,108,590            9,723,304
Provision for losses on loans (Note 3)                                                    332,341              161,646
                                                                                     ------------          -----------

Net interest income after provision for losses on loans                                 9,776,249            9,561,658

Other Income
------------
   Gain (loss) on sale of foreclosed real estate                                           15,751              (39,870)
   Servicing fee income                                                                    14,249                8,040
   Fees and charges on loans                                                              150,467              145,927
   Fees on transaction accounts                                                           322,459              206,495
   Rental income                                                                          106,761              119,763
   Gain from real estate development and joint venture (Note 6)                                --                5,082
   Gain on sale of fixed assets                                                                --                3,475
   Gain (loss) on sale of mortgages                                                        25,220               (3,499)
   Miscellaneous income                                                                   102,672               84,669
                                                                                     ------------          -----------
Net other income                                                                          737,579              530,082

Non-Interest Expenses
---------------------
   Salaries and related expense                                                         5,827,819            4,694,225
   Occupancy expense                                                                    1,120,279              992,248
   Deposit insurance premiums                                                             126,759              143,435
   Data processing expense                                                                701,689              632,667
   Property and equipment expense                                                         876,188              807,164
   Professional fees                                                                      186,964              224,279
   Advertising                                                                            806,020              811,917
   Telephone, postage and office supplies                                                 428,937              445,107
   Other expenses                                                                         255,118              216,312
                                                                                     ------------          -----------
Total non-interest expenses                                                            10,329,773            8,967,354
                                                                                     ------------          -----------

Income before tax provision                                                               184,055            1,124,386
Income tax provision (Note 16)                                                             79,290              437,622
                                                                                     ------------          -----------

Net income                                                                           $    104,765          $   686,764
                                                                                     ============          ===========
Net Income Per Share of Common Stock (Note 1)
   Basic                                                                             $       0.02          $      0.12
   Diluted                                                                           $       0.02          $      0.12

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               BCSB BANKCORP, INC.
                               ------------------
                                AND SUBSIDIARIES
                                ----------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                 -----------------------------------------------

                                                                                                                 Employee
                                                                          Additional                              Stock
                                                           Common          Paid-In            Retained          Ownership
                                                            Stock          Capital            Earnings             Plan
                                                           -------        ----------        -----------        -----------
Balance - September 30, 1999                               $61,132        $21,918,506       $25,788,692        $(1,509,156)

Compensation under stock based benefit plans                  --               41,574            --                182,928
Acquisition of stock for Rabbi Trust                          --               --                --                 --
Acquisition of stock for Management Retention Plan            --              (37,665)           --                 --
Treasury stock purchase                                     (2,261)        (1,707,804)           --                 --
Cash dividends declared ($.50 per share)                      --               --            (1,028,367)            --
Net income                                                    --               --               686,764             --
                                                           -------        -----------       -----------        -----------

Balance - September 30, 2000                                58,871         20,214,611        25,447,089         (1,326,228)

Compensation under stock based benefit plans                  --               67,103            --                182,928
Acquisition of stock for Rabbi Trust                          --               --                --                 --
Treasury stock purchased                                      (198)          (165,247)           --                 --
Cash dividends declared ($.50 per share)                      --               --              (995,728)            --
Comprehensive income
   Net income for the year ended September 30, 2001                                             104,765
   Net change in unrealized gains on investment
    securities and mortgage backed securities,
    net of tax of $177,385
Comprehensive income
                                                           -------        -----------       -----------        -----------
Balance - September 30, 2001                               $58,673        $20,116,467       $24,556,126        $(1,143,300)
                                                           =======        ===========       ===========        ===========

                                                                            Accumulated
                                                                               Other
                                                               Stock        Comprehensive       Total
                                                              Held By        Income, Net    Stockholders'
                                                            Rabbi Trust      of Taxes          Equity
                                                            -----------     -------------   -------------
Balance - September 30, 1999                                $  (978,715)    $    --          $45,280,459

Compensation under stock based benefit plans                     --              --              224,502
Acquisition of stock for Rabbi Trust                            (72,811)         --              (72,811)
Acquisition of stock for Management Retention Plan               --              --              (37,665)
Treasury stock purchase                                          --              --           (1,710,065)
Cash dividends declared ($.50 per share)                         --              --           (1,028,367)
Net income                                                       --              --              686,764
                                                            -----------      --------        -----------

Balance - September 30, 2000                                 (1,051,526)         --           43,342,817

Compensation under stock based benefit plans                     --              --              250,031
Acquisition of stock for Rabbi Trust                            (87,974)         --              (87,974)
Treasury stock purchased                                         --              --             (165,445)
Cash dividends declared ($.50 per share)                         --              --             (995,728)
Comprehensive income
   Net income for the year ended September 30, 2001
   Net change in unrealized gains on investment
    securities and mortgage backed securities,
    net of tax of $177,385                                                    281,924
Comprehensive income                                                                             386,689
                                                            -----------      --------        -----------
Balance - September 30, 2001                                $(1,139,500)     $281,924        $42,730,390
                                                            ===========      ========        ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                       For Years Ended
                                                                                           September 30,
                                                                                    ----------------------------------
                                                                                       2001                 2000
                                                                                       ----                 ----
Operating Activities
--------------------
     Net income                                                                     $     104,765        $     686,764
     Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities
     -----------------------------------------------
         Accretion and amortization of discount
          on investments, net                                                               2,778                 (134)
         Dividends on investment securities                                              (250,539)                  --
         Proceeds from loans sold                                                       2,855,346            1,081,495
         (Gain) loss on loans sold                                                        (25,220)               3,499
         Loan fees and costs deferred, net                                                 22,860              280,422
         Amortization of deferred loan fees and costs                                     (94,973)            (156,310)
         Provision for losses on loans                                                    332,341              161,646
         Non-cash compensation under Stock-Based
          Benefit Plan                                                                    250,031              224,502
         Amortization of premium on mortgage backed
          securities                                                                       97,854               35,686
         (Gain) loss on sale of foreclosed real estate                                    (15,751)              39,870
         Gain from real estate development and joint venture                                   --               (5,082)
         Provision for depreciation                                                       749,061              638,266
         Gain on sale of fixed assets                                                          --               (3,475)
         Increase in accrued interest receivable on loans                                 (67,137)             (29,223)
         Decrease (increase) in accrued interest receivable
          on investments                                                                  121,022              (94,850)
         (Increase) decrease in accrued interest receivable
           on mortgage backed securities                                                 (183,006)              18,917
         Decrease (increase) in prepaid income taxes                                      140,398              (79,841)
         (Increase) decrease in deferred income tax assets                               (255,747)             183,471
         (Increase) decrease in other assets                                             (533,213)              18,712
         Decrease in accrued interest payable on deposits                                (357,978)            (202,850)
         Decrease in income taxes payable                                                 (19,631)             (35,138)
         Increase in other liabilities and payables
          to disbursing agents                                                            477,119              473,944
                                                                                     ------------         ------------
              Net cash provided by operating activities                                 3,350,380            3,240,291

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                             For Years Ended
                                                                                               September 30,
                                                                                     ---------------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----
Cash Flows from Investing Activities
------------------------------------
     Proceeds from maturing interest bearing deposits                               $   2,759,000         $  3,569,000
     Purchase of interest bearing deposits                                               (792,000)              --
     Purchase of investment securities - available for sale                           (24,493,199)              --
     Proceeds from maturities of investment securities -
      available for sale                                                                1,155,656               --
     Purchases of investment securities - held to
      maturity                                                                        (31,140,000)          (6,975,680)
     Proceeds from maturities of investment securities -
      held to maturity                                                                 53,800,000            1,050,000
     Longer term loans originated                                                     (42,828,341)         (32,937,959)
     Principal collected on longer term loans                                          21,432,869           24,254,128
     Net increase in short-term loans                                                  (7,879,826)         (18,077,072)
     Loans purchased                                                                     (414,712)            (763,619)
     Principal collected on mortgage backed securities -
      available for sale                                                                  871,005               --
     Purchase of mortgage backed securities -
      available for sale                                                              (12,233,045)              --
     Purchase of mortgage backed securities - held to maturity                        (36,353,304)          (3,685,094)
     Principal collected on mortgage backed securities                                 14,424,563            7,325,050
     Proceeds from sales of foreclosed real estate                                         94,603               16,263
     Net investment and loans to joint ventures                                           --                    10,369
     Investment in premises and equipment                                              (1,014,281)          (2,498,265)
     Purchase of Federal Home Loan Bank of Atlanta stock                                  --                  (184,100)
                                                                                    -------------         ------------
              Net cash used by investing activities                                   (62,611,012)         (28,896,979)

Cash Flows from Financing Activities
------------------------------------
     Net increase in demand deposits, money market,
      passbook accounts and advances by borrowers
      for taxes and insurance                                                           6,457,281            1,656,256
     Net increase in certificates of deposit                                           50,761,695           34,151,720
     Increases in Federal Home Loan Bank of Atlanta
      advances                                                                         16,400,000           10,500,000
     Repayment of Federal Home Loan Bank of
      Atlanta advances                                                                 (8,100,000)         (17,000,000)
     Decrease in dividends payable                                                         (1,909)             (28,843)
     Acquisition of stock for Rabbi Trust                                                 (87,974)             (72,811)
     Acquisition of stock for Management Retention Plan                                    --                  (37,665)
     Treasury stock purchase                                                             (165,445)          (1,710,065)
     Dividends on stock                                                                  (995,728)          (1,028,367)
                                                                                    -------------         ------------
              Net cash provided by financing activities                                64,267,920           26,430,225
                                                                                    -------------         ------------

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                            For Years Ended
                                                                                               September 30,
                                                                                     ---------------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----
Increase in cash and cash equivalents                                                 $ 5,007,288          $   773,537
Cash and cash equivalents at beginning of period                                        7,961,710            7,188,173
                                                                                      -----------          -----------
Cash and cash equivalents at end of period                                            $12,968,998          $ 7,961,710
                                                                                      ===========          ===========
The following is a summary of cash and cash equivalents:
     Cash                                                                             $ 4,055,985          $ 6,570,657
     Interest bearing deposits in other banks                                           7,952,621            5,255,622
     Federal funds sold                                                                 3,313,392              455,431
                                                                                      -----------          -----------
     Balance of cash items reflected on Statement of
      Financial Condition                                                              15,321,998           12,281,710

         Less - certificate of deposit with a maturity
                     of more than three months                                          2,353,000            4,320,000
                                                                                      -----------          -----------

Cash and cash equivalents reflected on the
  Statement of Cash Flows                                                             $12,968,998          $ 7,961,710
                                                                                      ===========          ===========
Supplemental Disclosures of Cash Flows Information:
   Cash paid during the period for:

      Interest                                                                        $14,575,316          $12,059,372
                                                                                      ===========          ===========

      Income taxes                                                                    $   122,866          $   390,908
                                                                                      ===========          ===========

   Transfer from loans to real estate acquired
     through foreclosure                                                              $   109,421          $        --
                                                                                      ===========          ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               BCSB BANKCORP, INC.
                               ------------------
                                AND SUBSIDIARIES
                                ----------------
                               Baltimore, Maryland
                               -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------

          A. Principles of Consolidation - BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. (the "Bank"). The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

          B. Business - The Company's primary purpose is ownership of the Bank. The Bank's primary business activity is the acceptance of deposits from the general public in their market area and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

          C. Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and real estate development.

          D. Federal Funds - Federal funds sold are carried at cost which approximates market.

          E. Investments and Mortgage Backed Securities - Investment securities in equity mutual funds, certain federal agency notes and mortgage backed securities may be held for an indefinite period of time. However, management may sell them in response to changes in interest rates or other similar factors and, accordingly, carries them at fair value. Other investment securities consisting of federal agency notes and bonds and mortgage backed securities are carried at cost, since management has the ability and intention to hold them to maturity. Amortization of related premiums and discounts are computed using the level yield method over the life of the security. Gains and losses on all investments and mortgage backed securities are determined using the specific identification method.

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------

          F. Loans Receivable - Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, unearned interest on consumer loans, deferred loan origination fees and the allowance for loan losses, since management has the ability and intention to hold them to maturity.

               The Bank services loans for others and pays the participant its share of the Bank's collections, net of a stipulated servicing fee. Loan servicing fees are credited to income when earned and servicing costs are charged to expense as incurred.

               Unearned interest on consumer loans is amortized to income over the terms of the related loans on the level yield method.

          G. Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the State of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

               Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful or when payment of principal and interest has become ninety days past due unless the obligation is well secured and in the process of collection. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan.

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------

          G. Loan origination fees and certain direct loan origination costs are deferred and recognized by the interest method over the contractual life of the related loan as an adjustment of yield.

          H. Foreclosed Real Estate - Real estate acquired through foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described above in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached.

          I.   Investment in Real Estate Development and Loans to Joint Ventures
               - Land development costs not in excess of net realizable value are capitalized and charged to expense as revenue is recognized. Revenues are recognized when a sale has been consummated. Indirect costs and administrative expenses are charged as incurred to periodic income and are not allocated to land development costs. The Bank capitalizes interest on land development projects in accordance with Statement 34 of the Financial Accounting Standards Board. No interest was capitalized for the years ended September 30, 2001 and 2000.

          J. Premises and Equipment - Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

          K. Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BCSB BANKCORP, INC. AND SUBSIDIARIES
------------------------------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------

          L. Earnings Per Share - The Bank computes earnings per share in accordance with Statement of Financial Accounting Standards No.
               128. This Statement requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator). The basic and diluted weighted average shares outstanding for the years ended September 30, 2001 and 2000 are as follows:

                                                                                          2001
                                                                       ------------------------------------------
                                                                          Income          Shares        Per Share
                                                                       (Numerator)    (Denominator)      Amount
                                                                       -----------    -------------     ---------
                Basic EPS
                ---------
                   Income available to share holders                    $104,765        5,555,939        $ 0.02
                                                                                                         ======
                Diluted EPS
                -----------
                   Effect of dilutive shares                                 --           120,635
                                                                        --------       ----------
                   Income available to shareholders
                    plus assumed conversions                            $104,765        5,676,574        $ 0.02
                                                                        ========       ==========        ======


                                                                                                2000
                                                                       ------------------------------------------
                Basic EPS
                ---------
                   Income available to share holders                    $686,764        5,637,180        $ 0.12
                                                                                                         ======
                Diluted EPS
                -----------
                   Effect of dilutive shares                                 --           106,612
                                                                        --------       ----------
                   Income available to shareholders
                    plus assumed conversions                            $686,764        5,743,792        $ 0.12
                                                                        ========       ==========        ======

BCSB BANKCORP, INC. AND SUBSIDIARIES
------------------------------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 1 - Summary of Significant Accounting Policies - Continued
         ------------------------------------------

          M. Statement of Cash Flows - In the statement of cash flows, cash and equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit and Federal Home Loan Bank of Atlanta time deposits with an original maturity date less than ninety days.

          N. Employee Stock Ownership Plan -The Company accounts for its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants. (See
               Note 12)

          O.   All advertising costs are expensed as incurred.

          P. Reclassification and Restatement - Certain prior years' amounts have been reclassified to conform to the current year's method of presentation.

Note 2 - Investment Securities
         ---------------------

               The amortized cost and fair values of investment securities are as follows as of September 30, 2001 and 2000.

                                                                       Gross       Gross
                                                     Amortized       Unrealized   Unrealized     Fair
                                                        Cost           Gains       Losses       Value
                                                     -----------      --------   ----------     -----
    Available for Sale:

    September 30, 2001
      U.S. Government and Agency
       Obligations, available for sale               $14,404,373      $352,368    $    --     $14,756,741
      Equity investments in Mutual
       Funds, available for sale                       9,184,703        27,196         --       9,211,899
                                                     -----------      --------    -------     -----------
                                                     $23,589,076      $379,564    $    --     $23,968,640
                                                     ===========      ========    =======     ===========
    Held to Maturity:

    September 30, 2001
      U.S. Government and Agency
       Obligations, held to maturity                 $18,494,349      $237,718    $    --     $18,732,067
                                                     ===========      ========    =======     ===========

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 2 - Investment Securities - Continued
         ---------------------

                                                                       Gross       Gross
                                                     Amortized       Unrealized   Unrealized     Fair
                                                        Cost           Gains       Losses       Value
                                                     -----------      --------   ----------     -----
           Held to Maturity:

           September 30, 2000
             U.S. Government and
              Agency Obligations,
              held to maturity                       $41,158,120     $14,008     $815,838      $40,356,290
                                                     ===========     =======     ========      ===========

     The following is a summary of investment securities:

                                                                                   September 30, 2001
                                                                            -------------------------------------
                                                                             Amortized                 Fair
                                                                               Cost                    Value
                                                                             ---------               ---------
           Available for Sale:

           U.S. Government and Agency Obligations
           --------------------------------------
              Due within 12 months                                           $         --            $        --
              Due beyond 12 months but
                within five years                                                 999,471              1,038,531
              Due beyond five years but
                within ten years                                               11,493,914             11,784,749
              Due beyond ten years                                              1,910,988              1,933,461
              Equity investments in mutual funds                                9,184,703              9,211,899
                                                                             ------------            -----------

                                                                             $$23,589,076            $23,968,640
                                                                             ============            ===========

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 2 - Investment Securities - Continued
         ---------------------

                                                September 30, 2001         September 30, 2000
                                            ----------------------       ----------------------
                                              Amortized      Fair         Amortized       Fair
                                                Cost         Value           Cost         Value
                                            -----------      -----       -----------      -----
Held to Maturity:

U.S. Government and Agency Obligations
--------------------------------------
  Due within 12 months                      $        --   $        --   $   750,000   $   747,669
  Due beyond 12 months but
   within five years                          4,498,680     4,563,455    28,636,269    28,122,424
  Due beyond five years but
   within ten years                          12,496,110    12,653,535    11,021,851    10,786,979
  Due beyond ten years                        1,499,599     1,515,077       750,000       699,218
                                            -----------   -----------   -----------   -----------

                                            $18,494,349   $18,732,067   $41,158,120   $40,356,290
                                            ===========   ===========   ===========   ===========

               Proceeds from maturities and redemptions of available for sale securities during the year ended September 30, 2001 were $1,155,656. There were no gross gains or losses realized for the year ended September 30, 2001.

               Proceeds from maturities of held to maturity securities were $53,800,000 and $1,050,000 for the years ended September 30, 2001 and 2000, respectively. There were no gross gains or losses realized for the years ended September 30, 2001 and 2000.

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 3 - Loans Receivable
         ----------------

               Loans receivable at September 30, 2001 and 2000 consist of the following:

                                                                                            September 30,
                                                                                ----------------------------------
                                                                                    2001                  2000
                                                                                    ----                  ----
              Single-family residential mortgages                               $165,028,058          $152,469,353
              Single-family rental property loans                                  7,580,775             5,079,532
              Commercial real estate loans                                        15,068,080            13,648,781
              Construction loans                                                   8,708,710             5,905,435
              Commercial loans secured                                             2,587,966             1,474,545
              Commercial lease loans                                               1,308,097                    --
              Commercial lines of credit                                             400,620                44,000
              Automobile loans                                                    72,821,631            67,851,872
              Home equity loans                                                    8,934,728             8,146,879
              Other consumer loans                                                 2,394,511             1,976,802
                                                                                ------------          ------------
                                                                                 284,833,176           256,597,199

                   Less - undisbursed portion of loans in process                  4,433,734             3,849,592
                            - unearned interest                                   10,683,706             9,610,077
                            - deferred loan origination fees and costs               142,691               214,804
                            - allowance for loan losses                            1,562,995             1,402,911
                                                                                ------------          ------------

                                                                                $268,010,050          $241,519,815
                                                                                ============          ============

                   The following is a summary of the allowance for loan losses:

                                                                                            September 30,
                                                                                -------------------------------
                                                                                    2001                2000
                                                                                    ----                ----
              Balance - beginning of year                                       $1,402,911           $1,272,731
              Provision for losses on loans                                        332,341              161,646
              Charge-offs                                                         (344,014)            (208,019)
              Recoveries                                                           171,757              176,553
                                                                                ----------           ----------

              Balance - end of year                                             $1,562,995           $1,402,911
                                                                                ==========           ==========

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 3 - Loans Receivable - Continued
         ----------------

               Residential  lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank's lending area. Multifamily residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

               A significant portion of the Bank's loans receivable are mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers' creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multifamily residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects. Automobile loans are secured by vehicles and home equity loans are secured by subordinated real estate properties. Repayments of automobile loans and home equity loans are expected primarily from the cash flows of the borrowers.

               Non-accrual loans for which interest has been reduced totaled approximately $238,942 and $382,539 at September 30, 2001 and 2000, respectively. There were no impaired loans as defined by SFAS No. 114 at September 30, 2001 and 2000. There was no interest income recognized on impaired loans during these periods. The Bank was not committed to fund additional amounts on these loans.

               Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

                                                                        September 30,
                                                                    ---------------------
                                                                     2001          2000
                                                                     ----          ----
           Interest income that would have been recognized          $20,415       $31,327
           Interest income recognized                                 9,591        28,593
                                                                    -------       -------

              Interest income not recognized                        $10,824       $ 2,734
                                                                    =======       =======

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 3 - Loans Receivable - Continued
         ----------------

               The following table set forth the amount and activity of the loans outstanding to officers and directors at September 30, 2001 and 2000.

                                                                        September 30,
                                                                    -----------------------
                                                                     2001            2000
                                                                     ----            ----
              Beginning balance                                      $350,828     $ 416,202
              New loans                                               402,278       110,886
              Loan repayments                                         (52,020)     (176,260)
                                                                     --------     ---------

              Ending balance                                         $701,086     $ 350,828
                                                                     ========     =========

               The Bank services loans for others. The amount of such loans serviced at September 30, 2001 and 2000 was $4,980,011 and $2,906,435,
          respectively. At September 30, 2001 and 2000, the balance of loans sold by the Bank with recourse amounted to $363,493 and $428,645, respectively.

               Custodial escrow balances maintained in connection with the foregoing loan servicings were approximately $41,718 and $35,909 at September 30, 2001 and 2000, respectively.

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

               Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with off-balance-sheet credit risk.

                                                                                     Contract Amount At
           Financial Instruments Whose Contract                        ---------------------------------------------
             Amounts Represent Credit Risk                             September 30, 2001         September 30, 2000
           -----------------------------------------                   ------------------         ------------------
              Standby letters of credit                                  $    68,681              $   219,300
              Commercial lines of credit                                 $ 1,030,000              $    50,000
              Home equity lines of credit                                $21,748,800              $20,076,800
              Mortgage loan commitments, fixed rate                      $ 4,844,900              $ 1,005,100
              Mortgage loan commitments, variable rate                   $   251,000              $   100,000

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 3 - Loans Receivable - Continued
         ---------------

              Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. Unless otherwise noted, the standby letters of credit are not collateralized. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

               Home equity and commercial lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

               Rates on mortgage loan commitments for fixed rate loans ranged from 6.25% to 7.75% and 7.375% to 9.00% at September 31, 2001 and
          2000, respectively. Rates on mortgage loan commitments for variable rate loans ranged from .25% under prime to prime at September 30, 2001.

               No amount was recognized in the statement of financial position at September 30, 2001 and 2000, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

               The Bank grants loans to customers, substantially all of whom are residents of the Metropolitan Baltimore and Harford County areas.

Note 4 - Mortgage Backed Securities
         --------------------------

              The amortized cost and fair values of mortgage backed securities are as follows as of September 30, 2001 and 2000:

                                                                         Gross            Gross
                                                    Amortized          Unrealized       Unrealized           Fair
                                                       Cost              Gains            Losses             Value
                                                    ---------          ----------       -----------          -----
              Available for Sale:

              September 30, 2001
              ------------------
                 FNMA certificates                  $ 9,767,737         $  83,518      $  (2,130)         $ 9,849,125
                 FHLMC participating
                  certificates                        1,594,303                --         (1,643)           1,592,660
                                                    -----------         ---------      ---------          -----------
                                                    $11,362,040         $  83,518      $  (3,773)         $11,441,785
                                                    ===========         =========      =========          ===========

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 4 - Mortgage Backed Securities - Continued
         --------------------------

                                                                         Gross            Gross
                                                    Amortized          Unrealized       Unrealized           Fair
                                                       Cost              Gains            Losses             Value
                                                    ---------          ----------       -----------          -----
              Held to Maturity:

              September 30, 2001
              ------------------
                 GNMA certificates                  $  6,692,193          $181,561      $        --         $  6,873,754
                 FNMA certificates                    20,698,414           360,497          (25,447)          21,033,464
                 FHLMC participating
                   certificates                       14,264,432           341,876           (8,716)          14,597,592
                                                    ------------          --------      -----------          -----------
                                                    $ 41,655,039          $883,934      $   (34,163)         $42,504,810
                                                    ============          ========      ===========          ===========
              September 30, 2000
              ------------------
                 GNMA certificates                  $  2,513,241          $ 11,873      $    25,753          $ 2,499,361
                 FNMA certificates                    11,763,732             7,247           97,501           11,673,478
                 FHLMC participating
                   certificates                        5,547,179            31,911           46,534            5,532,556
                                                    ------------          --------      -----------          -----------
                                                    $ 19,824,152          $ 51,031      $   169,788          $19,705,395
                                                    ============          ========      ===========          ===========

               No gains or losses were realized during the years ended September 30, 2001 and 2000, respectively.

Note 5 - Foreclosed Real Estate
         ----------------------

               Foreclosed real estate at September 30, 2001 and 2000 is summarized by major classification as follows:

                                                                        September 30,
                                                                 --------------------------
                                                                   2001              2000
                                                                   ----              ----
              EPIC loans                                         $50,822            $50,822
              Residential real estate                             80,569             50,000
              Allowance for losses                               (50,822)           (50,822)
                                                                 -------            -------
                                                                 $80,569            $50,000
                                                                 =======            =======

               The allowance for losses on foreclosed real estate is $50,822 at September 30, 2001 and 2000. There was no provision for loan losses during the years ended September 30, 2001 and 2000.


               EPIC loans represent the balance due on an investment in a pool of mortgages which was foreclosed by the trustees for the holders of the security interest due to nonperformance. An allowance for losses was established based upon the original foreclosure and analysis of the collectibility of the loans granted to the purchasers of the foreclosed property.

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 6 - Investment in Real Estate Development and Loans to Joint Ventures
         -----------------------------------------------------------------

               The subsidiary is a party to a joint venture formed for the purpose of developing lots for resale. The subsidiary's interest in the profits or losses of the joint venture is 20%. The joint venture closed during the year ended September 30, 2000.

               During the period ended September 30, 2000, the Bank made no acquisition, development and construction loans to the joint venture mentioned above. There was no provision for or allowance for losses on loans to the joint venture during the year ended September 30, 2000.

               Gain from real estate development and joint ventures consisted of a cash payment of $5,082.

Note 7 - Premises and Equipment
         ----------------------

               Premises and equipment at September 30, 2001 and 2000 are summarized by major classification as follows:

                                                                                   September 30,
                                                                            -------------------------------
                                                                                2001               2000        Life
                                                                                ----               ----        ----
           Office building                                                  $  4,569,884         $ 4,476,470     50 Years
           Leasehold improvements                                                660,563             282,127   7-31 Years
           Furniture, fixtures and equipment                                   6,237,430           5,695,079     10 Years
                                                                            ------------         -----------
                                                                              11,467,877          10,453,676
                   Accumulated depreciation                                    4,493,062           3,744,081
                                                                            ------------         -----------
                                                                            $  6,974,815         $ 6,709,595
                                                                            ============         ===========

               The Bank has entered into long-term leases for the land on which the main office is located and the premises of its branch offices. Rental expense under long-term leases for property for the years ended September 30, 2001 and 2000 was $641,512 and $535,106, respectively. At September 30, 2001, minimum rental commitments under noncancellable leases are as follows:

                   Years Ended September 30,                      Amount
                   -------------------------                     ------
                          2002                                 $  649,563
                          2003                                    635,989
                          2004                                    561,708
                          2005                                    568,618
                       After 2005                               3,758,141
                                                               ----------
                                                               $6,174,019
                                                               ==========

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 8 - Deposits
         --------

               Deposits are summarized as follows at September 30, 2001 and 2000:

                                                                    2001                             2000
                                                         ------------------------        --------------------------
                                                            Amount          %              Amount             %
                                                            ------         ----            ------            ---
       Type of Account
           Deposits
           --------
             NOW                                         $ 22,116,378       6.79%         $ 20,106,386        7.48%
             Non-interest bearing NOW                      11,922,207       3.66            10,418,364        3.87
             Money market                                   6,654,056       2.04             7,333,022        2.73
             Passbook savings                              60,943,874      18.71            57,278,818       21.30
             Certificates                                 223,944,072      68.74           173,182,377       64.41
                                                         ------------     ------          ------------     -------
                                                          325,580,587      99.94           268,318,967       99.79
             Accrued interest payable                         204,951        .06               562,637         .21
                                                         ------------     ------          ------------      ------
                                                         $325,785,538     100.00%         $268,881,604      100.00%
                                                         ============     ======          ============      ======

               The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $46,272,000 and $23,958,000 at September 30, 2001 and 2000, respectively. Deposits in excess of $100,000 are not insured by the Savings Association Insurance Fund.

               At September 30, 2001, scheduled maturities of certificates of deposit are as follows:

                    2002                                   $148,717,829
                    2003                                     34,254,848
                    2004                                      8,122,574
                    2005                                     24,724,677
                    2006 and thereafter                       8,124,144
                                                           ------------
                                                           $223,944,072
                                                           ============

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 8 - Deposits - Continued
         --------

               Interest expense on deposits for the years ended September 30, 2001 and 2000 is as follows:

                                                  2001                  2000
                                                  ----                  ----
NOW                                             $   339,812          $   450,413
Money market                                        176,425              246,132
Passbooks savings                                 1,486,437            1,984,232
Certificates                                     11,782,531            8,185,780
                                                -----------          -----------
                                                $13,785,205          $10,866,557
                                                ===========          ===========

Note 9 - Federal Home Loan Bank of Atlanta Advances
         ------------------------------------------

               The Bank has the following outstanding Federal Home Loan Bank advances as of September 30:

                                                       2001                           2000
                                           -----------------------------    ---------------------------
                   Due                          Rate           Total           Rate           Total
                   ---                          ----           -----           ----           -----
             Less than one year            3.76% - 4.22%    $  8,800,000    5.86% - 6.74%  $  6,500,000
             One to two years              3.70% - 6.41%       7,000,000    6.41% - 7.48%     3,000,000
             Beyond two years              6.60% - 7.48%       2,000,000                             --
                                                             -----------                   ------------
             Total borrowings                                $17,800,000                   $  9,500,000
                                                             ===========                   ============

              The Bank has a line of credit with the Federal Home Loan Bank of Atlanta equal to 11% of the Bank's assets, secured by a blanket floating lien on mortgage loans receivable. The line of credit requires no compensating balances.

Note 10- Pension Plan
         ------------

               The Bank has a noncontributory, defined contribution, pension plan covering substantially all employees. It is a money purchase plan with contributions made each year for every participant in accordance with actuarial recommended formula. There is no past service liability or unfunded value of vested benefits as of December 20, 2000, the date of latest available annual review and valuation of the plan.

               The  expense  for the  pension  plan  amounted  to  $267,800  and
          $221,912   for  the  years   ended   September   30,  2001  and  2000,
          respectively.

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 11- Directors Retirement Plan
         -------------------------


               The Directors Retirement Plan consists of a Rabbi Trust that is invested primarily in the Company's stock. The related deferred compensation obligation is classified as a liability and is adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the Directors. Compensation expense was increased by $431,827 for the year ended September 30, 2001, principally because of the increase in the value of shares held in the Rabbi Trust. Compensation expense was reduced by $75,099 for the year ended
          September 30, 2000, principally because of a decline in value of shares held in the Rabbi Trust.


Note 12- Common Stock
         ------------

               In 1998, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank consummated the formation of a new holding company, BCSB Bankcorp, Inc. Also simultaneously, a mutual holding company was formed, Baltimore County Savings Bank, M.H.C. In connection with the reorganization, the Company issued 6,116,562 shares of its common stock. A majority of that stock (3,754,960 shares) was issued to Baltimore County Savings Bank, M.H.C. The remainder was issued to the general public. Also, the Bank established the Baltimore County Savings Bank, F.S.B. Foundation through a contribution of 75,000 shares of its common stock.

               At the same time as the reorganization, the Bank established an Employee Stock Ownership Plan ("ESOP") for its employees. On July 8, 1998 the ESOP acquired 182,928 shares of the Company's common stock in connection with the Bank's Reorganization to a mutual holding company form of organization. The ESOP holds the common stock in a trust for allocation among participating employees, in trust or allocated to the participants' accounts and an annual contribution from the Bank to the ESOP and earnings thereon.

               All employees of the Bank who attain the age of 18 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant's vested interest under the ESOP is determined according to the following schedule: 0% for less than 2 years of service with the Company or the Bank, 20% for 2 years of service, 40% for 3 years of service, 60% for 4 years of service, 80% for 5 years of service, and 100% for 6 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP's January 1, 1998 effective date). Vesting accelerates to 100% upon a participant's attainment of age 65, death or disability.

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 12- Common Stock - Continued
         ------------

               The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2001 and 2000 were $159,858 and $138,724, respectively.

               The ESOP shares were as follows as of September 30:

                                                              2001         2000
                                                              ----         ----
                         Shares released and allocated       68,599       50,306
                         Unearned shares                    114,331      132,624
                                                         ----------   ----------
                                                            182,930      182,930
                                                         ==========   ==========

                         Fair value of unearned shares   $1,171,893   $  820,611
                                                         ==========   ==========




Note 13- Management Recognition Plan
         ---------------------------

               On July 15, 1999, the Bank established a Management Recognition Plan ("MRP") to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 91,464 shares of stock, which will be held in a separate trust that manages the MRP. The Bank funded the MRP during the year ended September 30, 1999 by purchasing 87,000 shares of common stock in the open market. During the year ended September 30, 2000, the remaining 4,464 shares were purchased. The Bank initially awarded an aggregate of 45,600 shares of common stock and intends to reserve the remaining 45,864 shares for possible future awards. Shares awarded to the participants in the MRP vest at a rate of 25% per year on each anniversary of the

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 13- Management Recognition Plan - Continued
         ---------------------------


          effective date of the MRP. As of September 30, 2001, 22,800 shares have vested. If a participant terminates employment for reasons other than death, disability, change in control or retirement he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the Common Stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $89,780 and $89,775 was recognized for the MRP for the year ended September 30, 2001 and 2000, respectively.


Note 14- Stock Option Plan
         -----------------

               The Company has a Stock Option Plan (the "Plan") whereby 228,660 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Incentive Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. No options were granted during the year ended September 30, 2001 and 2000.

               The following table summarizes the status of and changes in the Company's stock option plan during the past two years.

                                                               Weighted Average
                                                    Shares     Exercise Price
                                                    ------     --------------

         Outstanding at September 30, 1999          80,000        $8.00
         Granted                                      --
                                                    -----
         Outstanding at September 30, 2000          80,000        $8.00
                                                    =====

         Exercisable at September 30, 2000          20,000        $8.00
                                                    =====

         Exercisable at September 30, 2001          40,000        $8.00
                                                    =====

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 14- Stock Option Plan - Continued
         -----------------

               SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant date fair value of each option awarded in fiscal 1999 using the
          Black-Scholes Option-Pricing model with the following relevant assumptions: dividend yield of 6.25%, risk-free interest rate of 5.72% and expected lives of 10 years. The assumption for expected volatility was 31.55%. Had 2001 and 2000 compensation cost been determined including the weighted-average estimate of fair value of each option granted of $1.62, the Company's net income would be reduced to proforma amount of $84,880 and $666,877, respectively. Proforma earnings, basic and diluted, per share would have been $.02 and $.01, respectively, in fiscal 2001 and $.12 in fiscal 2000.

Note 15- Retained Earnings
         -----------------

               The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

               As of September 30, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table.

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 15- Retained Earnings - Continued
         -----------------

               The following table presents the Bank's capital position based on
          the  September  30  financial   statements  and  the  current  capital
          requirements.

                                                                                         To Be Well Capitalized
                                                                   For Capital            Under Prompt Corrective
                                         Actual                  Adequacy Purposes          Action Provisions
                                 -----------------------        --------------------    --------------------------
                                 Actual          % of           Required       % of       Required         % of
                                 Amount           Assets         Amount       Assets      Amount           Assets
                                 ------           ------        --------      ------      --------         ------
       September 30, 2001
       ------------------
       Tangible (1)              $31,703,963       8.3%         $ 5,760,957    1.5%       $   N/A           N/A %
       Tier I capital (2)         31,703,963      14.1              N/A        N/A         13,457,700       6.0
       Core (1)                   31,703,963       8.3           15,362,551    4.0         19,203,189       5.0
       Risk-weighted (2)          33,266,957      14.8           17,943,600    8.0         22,429,500      10.0

       September 30, 2000
       ------------------
       Tangible (1)              $33,822,029      10.6%         $ 4,782,513    1.5%       $   N/A           N/A%
       Tier I capital (2)         33,822,029      16.8              N/A        N/A         12,098,760       6.0
       Core (1)                   33,822,029      10.6           12,753,367    4.0         15,941,709       5.0
       Risk-weighted (2)          35,224,940      17.5           16,131,680    8.0         20,164,600      10.0

              (1)  To adjusted total assets.
              (2)  To risk-weighted assets.

               The OTS has adopted an interest rate risk component of regulatory capital requirements effective January 1, 1994. The rule requires additional capital to be maintained if the Bank's interest rate risk exposure, measured by the decline in the market value of the Bank's net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2001, the Bank is not subject to the interest rate risk requirement.

               OTS regulations limit the payment of dividends and other capital distributions by the Bank. The Bank is able to pay dividends during a calendar year without regulatory approval to the extent of the greater of (i) an amount which will reduce by one-half its surplus capital ratio at the beginning of the year plus all its net income determined on the basis of generally accepted accounting principles for that calendar year or (ii) 75% of net income for the last four calendar quarters.

BCSB BANKCORP, INC.
------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 15- Retained Earnings - Continued
         ----------------

               The Bank is restricted in paying dividends on its stock to the greater of the restrictions described in the preceding paragraph, or an amount that would reduce its retained earnings below its regulatory capital requirement or the accumulated bad debt deduction.

Note 16- Income Taxes
         ------------

              The current tax provision consists of the following for the years ended September 30, 2001 and 2000:

                                                           2001           2000
                                                           ----           ----
              Current expense                            $335,037       $254,151
              Deferred (benefit) expense                 (255,747)       183,471
                                                         --------       --------
                 Total tax expense                       $ 79,290       $437,622
                                                         ========       ========

               The tax effects to temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are as follows:

                                                                    2001                 2000
                                                                    ----                 ----
              Deferred Tax Assets:
                Charitable deduction carryforward                $  42,765            $  60,173
                ESOP and MRP                                        39,515               39,515
                Market value change in Rabbi Trust assets           45,845                   --
                Allowance for loan losses                          603,628              541,803
                Allowance for uncollected interest                  24,307               24,307
                                                                  --------            ---------
                    Total gross deferred tax assets                756,060              665,798

              Deferred Tax Liabilities:
                Federal Home Loan Bank of Atlanta
                 stock dividends                                 $(151,928)           $(151,928)
                Depreciation                                      (257,515)            (201,809)
                Bad debt deduction in excess of
                 base year reserves                                (76,162)            (152,323)
                Unrealized holding gains                          (177,385)                  --
                Market value change in Rabbi Trust assets               --             (145,029)
                                                                 ---------            ---------
                       Total gross deferred tax liabilities       (662,990)            (651,089)
                                                                 ---------            ---------
              Net Deferred Tax Assets                            $  93,070            $  14,709
                                                                 =========            =========

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 16- Income Taxes - Continued
         ------------

               The amount computed by applying the statutory federal income tax rate to income before taxes and extraordinary item is greater than the taxes provided for the following reasons:

                                                                       For the Years Ended September 30,
                                                            -----------------------------------------------------------
                                                                      2001                              2000
                                                            -----------------------             -----------------------
                                                                           Percent                            Percent
                                                                          of Pretax                           of Pretax
                                                            Amount          Income              Amount         Income
                                                            ------        ---------             ------        ---------
              Statutory federal income tax rate             $  62,579       34.00%             $382,291         34.00%
              Increases (Decreases)
               Resulting From
              --------------------------
                 State income tax net of
                  federal income tax benefit                    7,187        3.90                52,906          4.70
                 Other                                          9,524        5.17                 2,425           .22
                                                            ---------       -----              --------         ------
                                                            $  79,290       43.07%             $437,622         38.92%
                                                            =========       ======             ========         ======

               The Company and its subsidiaries file a consolidated income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

               Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $4,227,000 with an income tax effect of approximately $1,633,000 at September 30, 2001. This bad debt reserve would become taxable if certain conditions are met by the Bank.

Note 17- Disclosures About Fair Value of Financial Instruments
         -----------------------------------------------------

               The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 17- Disclosures About Fair Value of Financial Instruments - Continued
         -----------------------------------------------------

               The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. Federal Home Loan Bank advances are considered to be at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities.

               The estimated fair values of the Bank's financial instruments are as follows:

                                                                September 30, 2001               September 30, 2000
                                                              -------------------------       ------------------------
                                                              Carrying       Estimated        Carrying       Estimated
                                                               Amount        Fair Value        Amount        Fair Value
                                                              --------       ----------       --------       ----------
                                                                             (Amounts in Thousands)
    Financial Assets
    ----------------
    Cash                                                       $    4,056     $    4,056      $    6,571      $    6,571
    Interest bearing deposits in other banks                        7,953          7,953           5,256           5,256
    Federal funds sold                                              3,313          3,313             455             455
    Investment securities - available for sale                     23,969         23,969              --              --
    Investment securities - held to maturity                       18,494         18,732          41,158          40,356

    Loans Receivable
    ----------------
        Mortgage loans                                           $191,050       $201,186          $172,328        $169,902
        Share loans                                                   875            875               593             593
        Consumer loans                                             76,085         75,013            68,599          67,808
    Mortgage backed securities - available
     for sale                                                      11,442         11,442                --              --
    Mortgage backed securities - held
     to maturity                                                   41,655         42,505            19,824          19,705
    Federal Home Loan Bank of Atlanta stock                         1,834          1,834             1,834           1,834

BCSB BANKCORP, INC.
-------------------
 AND SUBSIDIARIES
 ----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


Note 17- Disclosures About Fair Value of Financial Instruments - Continued
         -----------------------------------------------------

                                                                September 30, 2001              September 30, 2000
                                                              -------------------------     -------------------------
                                                              Carrying       Estimated      Carrying       Estimated
                                                               Amount        Fair Value      Amount        Fair Value
                                                              --------       ----------     --------       ----------
                                                                             (Amounts in Thousands)
    Financial Liabilities
    ---------------------
    Deposits                                                   $325,786      $329,065        $268,882        $269,049
    Federal Home Loan Bank of Atlanta
      advances                                                   17,800        17,800           9,500           9,500
    Mortgage loan commitments                                        --         5,096              --           1,105



Note 18 - Condensed Financial Information (Parent Company Only)
          -----------------------------------------------------

                  Information as to the financial position of BCSB Bankcorp as of September 30, and the results of operations and cash flows for the years ended September 30 are summarized below.



                                                                                September 30,    September 30,
                                                                                     2001             2000
                                                                                --------------   --------------
         Statement of Financial Condition

                           Assets

         Cash                                                                   $   1,406,140    $   1,859,917
         Interest bearing deposits in other banks                                   2,651,101          701,720
         Investment securities, held to maturity                                    4,999,777        7,248,275
         Employee Stock Ownership Plan loan                                         1,280,496        1,463,424
         Accrued interest receivable                                                  147,873          232,385
         Investment in subsidiary                                                  32,551,747       32,313,296
         Other assets                                                                 110,396           75,948
                                                                                -------------    -------------
         Total assets                                                           $  43,147,530    $  43,894,965
                                                                                =============    =============

                  Liabilities and Stockholders' Equity

         Liabilities
            Accrued taxes payable                                               $       1,809    $      23,453
            Dividends payable                                                         264,045          265,954
            Other liabilities                                                         151,286          262,741
                                                                                -------------    -------------
                                                                                      417,140          552,148

BCSB BANKCORP, INC.
-------------------
AND SUBSIDIARIES
----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 18 - Condensed Financial Information (Parent Company Only) - Continued
          ----------------------------------------------------

                                                                                September 30,    September 30,
                                                                                     2001             2000
                                                                                --------------   --------------
         Stockholders' Equity
            Common Stock (5,867,322 and 5,887,072 shares issued
               and outstanding, respectively)                                   $      58,673    $      58,871
            Paid-in capital                                                        20,116,467       20,214,611
            Retained earnings (substantially restricted)                           24,556,126       25,447,089
                                                                                -------------    -------------
                                                                                   44,731,266       45,720,571
            Employee Stock Ownership Plan                                          (1,143,300)      (1,326,228)
            Stock held by Rabbi Trust                                              (1,139,500)      (1,051,526)
            Accumulated other comprehensive income (net of tax)                       281,924               --
                                                                                -------------    -------------
         Total stockholders' equity                                                42,730,390       43,342,817
                                                                                -------------    -------------
         Total liabilities and stockholders' equity                             $  43,147,530    $  43,894,965
                                                                                =============    =============

         Statement of Operations
            Interest and fees on loans                                          $      50,452    $      62,501
            Interest and dividends on investment securities                           309,121          443,237
            Other interest income                                                     147,701           23,532
                                                                                -------------    -------------
         Total interest income                                                        507,274          529,270
            Interest on advances of Federal Home Loan
              Bank of Atlanta                                                              --            4,796
                                                                                -------------    -------------
         Net interest income                                                          507,274          524,474

         Non-Interest Expenses
            Professional fees                                                          71,806          109,162
            Other expenses                                                             65,200           64,230
                                                                                -------------    -------------
         Total non-interest expenses                                                  137,006          173,392
                                                                                -------------    -------------
         Net income before tax provision                                              370,268          351,082
                                                                                -------------    -------------

         Income tax provision                                                         142,997          139,758
         Income before equity in net income of subsidiary                             227,271          211,324
         Equity in net income of subsidiary                                          (122,506)         475,440
                                                                                -------------    -------------
         Net income                                                             $     104,765    $     686,764
                                                                                =============    =============

BCSB BANKCORP, INC.
-------------------
AND SUBSIDIARIES
----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 18 - Condensed Financial Information (Parent Company Only) - Continued
          -----------------------------------------------------

                                                                                September 30,    September 30,
                                                                                     2001             2000
                                                                                --------------   --------------
                           Statement of Cash Flows

         Net income                                                             $     104,765    $     686,764
         Adjustments to Reconcile Net Income to Net
            Cash Provided by Operating Activities
             Accretion of discount on investments                                      (1,502)            (378)
             Equity in net (income) loss of subsidiary                                122,505         (475,440)
             Decrease in accrued interest receivable                                   84,512           10,101
             Increase in other assets                                                 (34,448)              --
             Decrease in income taxes payable                                         (21,644)         (34,407)
             (Decrease) increase in other liabilities                                (111,455)         180,044
             Noncash compensation under stock-based benefit plan                       83,025           83,239
                                                                                -------------    -------------
               Net cash provided by operating activities                              225,758          449,923

         Cash Flows from Investing Activities
             Proceeds from maturing interest bearing deposits                              --          590,000
             Purchase of interest bearing deposits                                   (495,000)              --
             Proceeds from maturities of investment securities -
                held to maturity                                                    6,250,000               --
             Purchases of investment securities - held to maturity                 (4,000,000)              --
             Principal collected on longer term loans                                 182,928          182,928
                                                                                -------------    -------------
               Net cash provided by investing activities                            1,937,928          772,928

         Cash Flows from Financing Activities
             Dividends from subsidiary                                                     --        3,300,000
             Purchase of stock for Management Retention Plan                               --          (37,665)
             Stock repurchase                                                        (165,445)      (1,710,065)
             Dividends on stock                                                      (995,728)      (1,028,367)
             Decrease in dividends payable                                             (1,909)         (28,843)
                                                                                -------------    -------------
                 Net cash provided (used) by financing activities                  (1,163,082)         495,060
                                                                                -------------    -------------

BCSB BANKCORP, INC.
-------------------
AND SUBSIDIARIES
----------------
Baltimore, Maryland
-------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 18 - Condensed Financial Information (Parent Company Only) - Continued
          -----------------------------------------------------

                                                                                September 30,    September 30,
                                                                                     2001             2000
                                                                                --------------   --------------
         Increase in cash and cash equivalents                                  $   1,000,604    $   1,717,911
         Cash and cash equivalents at beginning of period                           2,561,637          843,726
                                                                                -------------    -------------
         Cash and cash equivalents at end of period                             $   3,562,241    $   2,561,637
                                                                                =============    =============

         The following is a summary of cash and cash equivalents:
             Cash                                                               $   1,406,140    $   1,859,917
             Interest bearing deposits in other banks                               2,651,101          701,720
                                                                                -------------    -------------
             Balance of cash items reflected on Statement of
                 Financial Condition                                                4,057,241        2,561,637

                    Less -   certificate of deposits with an original
                             maturity of more than three months                       495,000               --
                                                                                -------------    -------------

         Cash and cash equivalents reflected on the
             Statement of Cash Flows                                            $   3,562,241    $   2,561,637
                                                                                =============    =============

Note 19- Recent Accounting Pronouncements
         --------------------------------


               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142") which are effective July 1, 2001 and September 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement.

               In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and
          (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also requires reporting of discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Statement also eliminates the exception to consolidation for a temporarily controlled subsidiary.

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
      13          2001 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Anderson Associates, LLP


____________
* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 333-44831).
** Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-24589).
*** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 19999 (File No. 0-24589).




     (b)  REPORTS ON FORM 8-K. None.
          -------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BCSB BANKCORP, INC.


March 8, 2002
                                    By:/s/ Gary C. Loraditch
                                       -----------------------------------------
                                       Gary C. Loraditch
                                       President and Chief Executive Officer