Form 10QSB/A
period 2001-12-31
BCSB BANKCORP INC
filed 2002-03-11
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                               (Amendment No. 1)

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
                                                                           ======                                   ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $64,000 for the three months ended December 31, 2001, as compared to $26,000 for the three months ended December 31, 2000, representing an increase of $38,000. Loan chargeoffs for the three months ended December 31, 2001 were $107,000 as compared to $66,000 for the three months ended December 31, 2000. Loan recoveries were $72,000 for the three months ended December 31, 2001 compared to $57,000 for the three months ended December 31, 2000. Non-performing loans at December 31, 2001 were $693,000 as compared to $389,000 at December 31, 2000. The total loss allowance allocated to domestic loans is $1.6 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.


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


     Non-interest Expenses. Total non-interest expenses increased by $299,000, or 12.3%, from $2.4 million for the three months ended December 31, 2000 to $2.7 million for the three months ended December 31, 2001. The increase in non-interest expenses was primarily due to an increase in data processing expenses. Data processing expense increased $128,000 or 124.3% from $103,000 at December 31, 2000 to $231,000 at December 31, 2001. This increase was primarily due to an increased number of transaction accounts and a rate increase. Occupancy expense increased by $45,000 or 18.0% from $252,000 at December 31, 2000 to $297,000 at December 31, 2001. This increase was due to the increased cost of the additional branch offices. Salaries and related expenses remained unchanged due to the credit to compensation expense for the market value adjustment for the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation is classified as a liability and is adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the Directors. Compensation expense was increased by $125,000 for the three months ended December 31, 2001, principally because of the increase in the value of shares held in the Rabbi Trust. Compensation expense was reduced by $35,000 for the three months ended December 31, 2000, principally because of a decline in value of shares held in the Rabbi Trust. The Company has submitted a proposal to be voted at the next meeting of stockholders to amend the Deferred Compensation Plan. If approved by the stockholders and OTS regulators there would be no future need for market value adjustments to the Rabbi-Trust. During the quarter ended December 31, 2001, the Company wrote off, against a previously established allowance, $51,000 of EPIC loans included in foreclosed real estate. EPIC loans represented the balance due on an investment in a pool of mortgages which was foreclosed by the trustees for the holders of the security interest due to nonperformance. An allowance for losses was established based upon the original foreclosure and analysis of the collectibility of the loans granted to the purchasers of the foreclosed property.



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

                                    BCSB BANKCORP, INC.




Date: March 8, 2002                 /s/ Gary C. Loraditch
                                    ------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: March 8, 2002                 /s/ Bonnie M. Klein
                                    ------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)