Form 10QSB
period 2002-03-31
BCSB BANKCORP INC
filed 2002-05-14
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2002

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

                                 (410) 256-5000
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                -----    ------

     As of May 9, 2002, the issuer had 5,867,322 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes       No   X
   ----      ----

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
            March 31, 2002 (unaudited) and September 30, 2001................2

         Consolidated Statements of Operations for the Six Months and
            Three Months Ended March 31, 2002 and 2001 (unaudited)...........3

         Consolidated Statements of Cash Flows for the Six Months Ended
            March 31, 2002 and 2001 (unaudited)..............................4

     Notes to Consolidated Financial Statements..............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...........9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities and Use of Proceeds...........................17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................18

Item 6.  Exhibits and Reports on Form 8-K....................................18


SIGNATURES...................................................................19

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 -----------------------------------------------

                                                                              MARCH 31,        SEPTEMBER 30,
                                                                                2002               2001
                                                                                ----               ----
                                                                             (UNAUDITED)
                                      Assets
                                      ------
Cash                                                                     $    3,186,869      $    4,055,985
Interest bearing deposits in other banks                                      6,521,935           7,952,621
Federal funds sold                                                            2,349,415           3,313,392
Investment securities, held to maturity                                      10,996,114          18,494,349
Investment securities, available for sale                                    55,727,999          23,968,640
Loans receivable, net                                                       270,952,771         268,010,050
Loans held for sale                                                             784,942                  --
Mortgage backed securities, held to maturity                                 35,605,028          41,655,039
Mortgage backed securities, available for sale                               33,313,811          11,441,785
Foreclosed real estate, net                                                          --              80,569
Premises and equipment, net                                                   6,816,274           6,974,815
Federal Home Loan Bank of Atlanta stock                                       2,489,700           1,834,400
Accrued interest receivable  - loans                                            879,969             930,784
                             - investments                                      468,456             609,585
                             - mortgage backed securities                       366,569             304,094
Deferred and prepaid income taxes                                               725,635             195,544
Other assets                                                                  1,208,611           1,061,672
                                                                         --------------      --------------
Total assets                                                             $  432,394,098      $  390,883,324
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  369,166,386      $  325,785,538
  Advances from the Federal Home Loan Bank of Atlanta                        15,800,000          17,800,000
  Advance payments by borrowers for taxes and insurance                       2,045,588           1,147,121
  Income taxes payable                                                           42,492               5,901
  Payables to disbursing agents                                                 128,326             109,259
  Dividends payable                                                             264,046             264,045
  Other liabilities                                                           1,636,637           3,041,070
                                                                         --------------      --------------
Total liabilities                                                           389,083,475         348,152,934

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,867,322 outstanding at March 31, 2002
    and September 30, 2001 respectively)                                         58,673              58,673
  Additional paid-in capital                                                 20,115,568          20,116,467
  Retained earnings (substantially restricted)                               24,571,551          24,556,126
   Accumulated Other Comperhensive Income                                      (461,478)            281,924
  Employee Stock Ownership Plan                                              (1,051,836)         (1,143,300)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,139,500)
   Obligation under Rabbi-Trust                                               1,274,644                  --
                                                                         --------------      --------------
                                                                             43,310,623          42,730,390
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  432,394,098      $  390,883,324
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                FOR SIX  MONTHS ENDED             FOR THREE MONTHS ENDED
                                                                        MARCH  31,                       MARCH 31,
                                                              --------------------------------------------------------------
                                                                  2002            2001             2002               2001
                                                              -----------      -----------       -----------       ----------
Interest Income
---------------
  Interest and fees on loans                                  $10,118,695      $ 9,234,801       $ 5,014,499       $4,617,859
  Interest on mortgage backed securities                        1,651,973          667,901           825,760          333,216
  Interest and dividends on investment securities               1,403,068        1,424,015           729,996          733,440
  Other interest income                                           105,429          388,441            46,354          254,474
                                                              -----------      -----------       -----------       ----------
Total interest income                                          13,279,165       11,715,158         6,616,609        5,938,989

Interest Expense
----------------
  Interest on deposits                                          7,033,929        6,705,777         3,404,255        3,428,628
  Interest on borrowings - short term                             319,015          164,128           123,592           64,099
  Other Interest Expense                                            1,000            1,936                --              880
                                                              -----------      -----------       -----------       ----------
Total interest expense                                          7,353,944        6,871,841         3,527,847        3,493,607
                                                              -----------      -----------       -----------       ----------

  Net interest income                                           5,925,221        4,843,317         3,088,762        2,445,382
  Provision for losses on loans                                    69,370           69,464             5,508           43,895
                                                              -----------      -----------       -----------       ----------
  Net interest income after provision
  for losses on loans                                           5,855,851        4,773,853         3,083,254        2,401,487

Other Income (Loss)
-------------------
  Gain (loss) on sale of foreclosed real estate                        --           15,751                --           15,751
  Gain on Sale of Loans                                           109,458           27,293            91,193           27,293
  Provision for Losses on Loans held for sale                     (10,761)              --            37,060               --
  Servicing fee income                                              9,464            6,804             5,705            3,722
  Fees and charges on loans                                        86,174           75,423            45,810           38,481
  Fees on transaction accounts                                    191,598          126,132           103,611           56,056
  Rental income                                                    51,259           47,273            27,529           24,335
  Gain from sale of investments                                    17,510               --            17,510               --
  Gain on sale of Mortgage Backed Securities                        1,076               --             1,076               --
  Miscellaneous income                                              5,244           54,514           (15,241)          27,851
                                                              -----------      -----------       -----------       ----------
  Net other income (loss)                                         461,022          353,190           314,253          193,489

Non-Interest Expenses
---------------------
  Salaries and related expense                                  2,798,727        2,880,620         1,422,676        1,501,263
  Occupancy expense                                               607,399          541,040           310,238          289,407
  Deposit insurance premiums                                       76,615           61,930            43,082           31,481
  Data processing expense                                         449,367          331,817           218,295          228,358
  Property and equipment expense                                  472,978          410,552           248,849          211,661
  Professional fees                                                97,917           78,020            53,000           28,373
  Advertising                                                     476,445          501,463           208,428          232,388
  Telephone, postage and office supplies                          224,569          222,589           122,159          129,506
  Other expenses                                                  225,400          134,756            83,977           90,365
                                                              -----------      -----------       -----------       ----------
Total non-interest expenses                                     5,429,417        5,162,787         2,710,704        2,742,802
                                                              -----------      -----------       -----------       ----------

Income (loss) before tax provision                                887,456          (33,744)          686,813         (147,826)
Income tax provision (benefit)                                    343,939           (9,021)          266,472          (53,811)
                                                              -----------      -----------       -----------       ----------
Net income (loss)                                             $   543,517      $   (24,723)      $   420,341       $  (94,015)
                                                              ===========      ===========       -----------       ----------

Basic earnings (loss) per share                               $       .10      $       .00       $       .08       $     (.02)
                                                              ===========      ===========       ===========       ==========

Diluted earnings (loss) per share                             $       .10      $       .00       $       .07       $     (.02)
                                                              ===========      ===========       ===========       ==========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                ------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                          --------------------------------
                                                                                2002              2001
                                                                          ------------         -----------
Operating Activities
--------------------
   Net Income (Loss)                                                      $   543,517          $   (24,723)
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities
  -------------------------------------------------
    Amortization /(Accretion) of discount on investments                       (4,080)               5,068
    Dividends on Investment Securitites                                      (426,154)                  --
    Gain on Sale of Investments                                               (17,510)                  --
    Loans originated for sale                                              (7,459,655)                  --
    Loans Sold                                                              6,773,410            2,804,906
    Gain on sale of loans                                                    (109,458)             (27,293)
    Loan fees (costs) deferred, net                                            99,615              (76,286)
    Amortization of deferred loan (fees) costs, net                          (102,918)              14,290
    Provision for losses on loans                                              69,370               69,464
    Provision for losses on loans held for sale                                10,761                   --
    Non-cash compensation under Stock-Based Benefit Plans                      90,565               64,207
    Amortization of premium on mortgage backed securities                     102,935                2,607
    Gain on sale of mortgage backed securities                                 (1,076)                  --
    Provision for depreciation                                                411,095              360,734
    Gain on Sale of Real Estate Owned                                              --              (15,751)
    Decrease in accrued interest receivable on loans                           50,815               89,413
    Decrease in accrued interest receivable on investments                    141,129              146,266
    Increase in accrued interest receivable
     on mortgage backed securities                                            (62,475)             (12,874)
    Increase in prepaid income taxes                                         (121,182)            (226,774)
    Decrease  in deferred income tax assets                                    47,482                5,275
    Increase in other assets                                                 (146,939)            (291,141)
    Decrease in accrued interest payable on deposits                          (54,317)            (436,802)
    Increase (decrease) in income taxes payable                                36,591              (23,331)
    Decrease  in other liabilities and payables to
    disbursing agents                                                        (110,471)            (156,606)
                                                                          -----------           ----------
Net cash provided (used) by operating activities                             (238,950)           2,270,649

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                     FOR SIX MONTHS ENDED
                                                                                          MARCH 31,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     -----------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                           $  2,154,000    $  2,561,000
    Purchase of interest bearing deposits                                                --        (792,000)
    Purchase of investment securities-available for sale                        (38,387,242)             --
    Proceeds from maturites of investment securities- available for sale          2,000,000              --
    Proceeds from sale of investment securities- available for sale               5,013,875              --
    Purchases of investment securities - held to maturity                          (500,000)    (23,531,199)
    Proceeds from maturities of investment securities - held to maturity          8,000,000      25,210,000
    Longer term loans originated                                                (25,778,983)    (13,211,956)
    Principal collected on longer term loans                                     25,069,140       9,223,677
    Net (increase)/decrease  in short-term loans                                 (2,289,075)        478,681
    Purchase of mortgage backed securities- available for sale                  (31,832,646)             --
    Principal collected on mortgage backed securities- available for sale         6,889,484              --
    Proceeds from sale of mortgage backed securities- available for sale          2,697,603              --
    Purchase of mortgage backed securities- held to maturity                     (1,686,487)     (7,972,810)
    Principal collected on mortgage backed securities-held to maturity            7,678,182       5,161,675
    Proceeds from sales of foreclosed real estate                                    80,569          50,000
    Purchase of WHG Bankcorp Stock                                                 (819,936)             --
    Investment in premises and equipment                                           (252,554)       (639,146)
    Purchase of Federal Home Loan Bank of Atlanta stock                            (655,300)             --
                                                                                -----------     -----------
    Net cash used by investing activities                                       (42,619,370)     (3,462,078)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
    accounts and advances by borrowers for taxes and
    insurance                                                                    15,703,672       2,413,384
    Net increase in certificates of deposit                                      28,629,960      26,038,200
    Increase in Federal Home Loan Bank of Atlanta advances                        4,750,000              --
    Repayment of Federal Home Loan Bank of Atlanta advances                      (6,750,000)     (5,500,000)
    Acquisition of Stock for Rabbi Trust                                            (57,000)        (87,974)
    Treasury Stock Purchase                                                              --        (158,695)
    Increase/(decrease) in Dividends Payable                                              1          (2,375)
    Dividends declared on stock                                                    (528,092)       (530,653)
                                                                                -----------     -----------
        Net cash provided by financing activities                                41,748,541      22,171,887
                                                                                -----------     -----------

Increase (decrease) in cash and cash equivalents                                 (1,109,779)     20,980,458
Cash and cash equivalents at beginning of period                                 12,968,998       7,961,710
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                      $11,859,219     $28,942,168
                                                                                ===========     ===========

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                FOR SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                            -----------------------------
                                                                                2002             2001
                                                                            ------------     -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  3,186,869        $  6,265,453
    Interest bearing deposits in other banks                                  6,521,935          22,064,983
    Federal funds sold                                                        2,349,415           3,162,732
                                                                           ------------        ------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                    12,058,219          31,493,168

        Less - certificate of deposit with a maturity of
          more than three months                                                199,000           2,551,000
                                                                           ------------        ------------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $ 11,859,219        $ 28,942,168
                                                                           ============        ============
Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $  7,496,391        $  3,387,524
                                                                           ============        ============
    Income taxes                                                           $    345,400        $        500
                                                                           ============        ============
Transfer from loans to real estate acquired through foreclosure            $         --        $    109,421
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

Note 1 -  Principal of Consolidation
          -------------------------

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

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and six months ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and six months ended March 31, 2002 is as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                 For the Six Months Ended March 31, 2002
                                                              --------------------------------------------
                                                                Income               Shares      Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
         Income available to Shareholders                     $   543,517        5,562,279       $   0.10

         Effect of dilutive shares                                     --          140,863             --
                                                              -----------        ---------       --------
         Diluted EPS
         -----------

         Income available to common stockholders
           plus assumed conversions                           $    543,517       5,703,142       $   0.10
                                                              ============       =========       ========

                                                               For the Three Months Ended March 31, 2002
                                                              --------------------------------------------
                                                                Income               Shares      Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
         Income available to shareholders                     $   420,341        5,561,492       $   0.08

         Effect of dilutive shares                                     --          145,153             --
                                                              -----------        ---------       --------
         Diluted EPS
         -----------

         Income available to common stockholders
           plus assumed conversions                           $   420,341        5,706,645       $   0.07
                                                              ============       =========       ========

Note 5 -  Regulatory Capital
          ------------------

          The following table sets forth the Bank's capital position at March 31, 2002.

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                    For Capital            Prompt Corrective
                                            Actual                Adequacy Purposes        Action Provision
                                    ----------------------    -----------------------   ------------------------
                                    Actual           % of     Required         % of     Required          % of
                                    Amount           Assets    Amount         Assets     Amount            Assets
----------------------------------------------------------------------------------------------------------------
Tangible (1)                     $ 32,622,230          7.69%  $ 6,366,686      1.50%     $       N/A       N/A%
Tier 1 capital (2)                 32,622,230         13.82           N/A       N/A       14,158,834       6.00
Core (1)                           32,622,230          7.69    16,977,828      4.00       21,222,285       5.00
Risk-weighted (2)                  34,195,828         14.49    18,878,445      8.00       23,598,056      10.00

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

     The Company believes that no material changes occurred during the six months ended March 31, 2002 with respect to the information required to be disclosed pursuant to Items III and IV of Guide 3.

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

PENDING ACQUISITION

     On February 27, 2002, the Company and the Bank entered into an agreement and Plan of Merger (the "Agreement") with WHG Bancshares Corporation ("WHG Bancshares") and its wholly-owned subsidiary, Heritage Savings Bank, F.S.B. ("Heritage Bank"). Under the terms of the Agreement, WHG Bancshares will be merged into a subsidiary of the Bank, all shares of WHG Bancshares will be cancelled, and the bank will pay $14.25 per share in cash for each of the 1,285,050 outstanding shares of WHG Bancshares's common stock. Each option outstanding to purchase WHG Bancshares' common stock shall be converted into the right to receive in cash an amount equal the difference (if a positive number) between $14.25 and the exercise price of the option. As a result of the merger, Heritage Bank will merge into the Bank. WHG Bancshares' five locations will become branch offices of the Bank. The aggregate purchase price for the transactions (including cash payments for the cancellation of options) is approximately $18.3 million. The transaction will be accounted for using the purchase method. Consummation of the merger is subject to approval by WHG Bancshares' shareholders and the receipt of all required regulatory approvals. It is anticipated that the transaction will be completed in the third calendar quarter of 2002. At December 31, 2001, WHG Bancshares had total assets of $163.9 million, total deposits of $124.1 million and total equity of $16.9 million.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND SEPTEMBER 30, 2001

     During the three months ended March 31, 2002, the Company's assets increased by $41.5 million, or 10.6%, from $390.9 million at September 30, 2001 to $432.4 million at March 31, 2002. Loans receivable, net increased by $2.9 million, or 1.1%, from $268.0 million at September 30, 2001 to $270.9 million at March 31, 2002. The Company's mortgage-backed securities available for sale increased by $21.9 million, or 191.2%, from $11.4 million at September 30, 2001 to $33.3 million at March 31, 2002. The Company's mortgage-backed securities held to maturity decreased by $6.0 million or 14.5% from $41.6 million at September 30, 2001 to $35.6 million at March 31, 2002. The Company's investment portfolio available for sale increased $31.7 million or 132.5%, from $24.0 million at September 30, 2001 to $55.7 million at March 31, 2002. The Company's investment portfolio held to maturity decreased $7.5 million or 40.5%, from $18.5 million at September 30, 2001 to $11.0 million at March 31, 2002. The Company's deposits increased by $43.4 million, or 13.3%, from $325.8 million at September 30, 2001 to $369.2 million at March 31, 2002. The increase in deposits was achieved through advertising and promotion activities. The growth in deposits helped to fund loan growth and security purchases. This strategy was used in an effort to diversify the balance sheet and mitigate interest rate risk.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

     Net Income. Net income for the six months ended March 31, 2002 was $544,000 compared to a net loss of $25,000 for the six months ended March 31, 2001.This resulted in an increase in net income of $569,000. The increase was attributable primarily to an increase in net interest income and to the leveling off of expenses related to the branch expansion.

     Net Interest Income. Net interest income was $5.9 million for the six months ended March 31, 2002, compared to $4.8 million for the six months ended March 31, 2001, representing an increase of $1.1 million, or 22.3%. The Bank's overall growth has contributed to the increase in net interest income. The Bank was able to offset the decrease in the average yield on interest-earning assets of 53 basis points by re-pricing deposits and paying a lower yield on short term borrowings. The average yield paid on deposits decreased 69 basis points from, 4.05% for the six months ended March 31, 2002, compared to 4.74% for the six months ended March 31, 2001. The average yield paid on short term borrowings decreased 344 basis points from, 7.21% at March 31, 2001 to 3.77% at March 31, 2002. As a result, the Bank was able to increase the interest rate spread from 2.57% at March 31, 2001 to 2.77% at March 31, 2002.

     Interest Income. Interest income increased by $1.6 million, or 13.4%, from $11.7 million for the six months ended March 31, 2001 to $13.3 million for the six months ended March 31, 2002. This increase was due to a $884,000, or 9.6%, increase in interest and fees on loans from $9.2 million for the six months ended March 31, 2001 to $10.1 million for the six months ended March 31, 2002. The increase in interest and fees on loans was primarily due to a $28.5 million increase in the average balance of loans receivable. The increase in the average balance of loans receivable was achieved through an increased market presence due to the additional branch locations. Interest on mortgage-backed securities increased by $1.0 million, or 147.3%, from $668,000 for the six months ended March 31, 2001 to $1.7 million for the six months ended March 31, 2002. The increase was primarily due to a $40.0 million increase in the average balance of mortgage-backed securities. The Bank has used a strategy on investing in adjustable rate mortgage backed securities in an effort to reposition the balance sheet and mitigate interest rate risk. Other interest income which consist of interest earned on deposits in banks and Federal Funds sold, decreased by $283,000, or 72.9%, from $388,000 for the six months ended March 31, 2001 to $105,000 for the six months ended March 31, 2002. This was due to the decrease in the average balance of interest bearing deposits and Federal Funds sold, as the liquid funds were used to purchase adjustable rate mortgage backed securities. Interest and dividends on investment securities remained unchanged at $1.4 million for the six months ended March 31, 2001 and 2002.

     Interest Expense. Interest expense, which consists of interest on deposits, and interest on borrowed money increased from $6.9 million for the six months ended March 31, 2001 to $7.4 million for the six months ended March 31, 2002 a change of $482,000 or 7.0%. Interest on deposits increased $328,000 million due to an increase in the average volume of deposits by $64.6 million from $283.0 million at March 31, 2001 to $347.6 million at March 31, 2002. The increase in the average volume of deposits was achieved through an increased market presence and offering of competitive rates on deposit accounts. The average cost of deposits decreased by 69 basis points from 4.74% at March 31, 2001 to 4.05% at March 31, 2002. Interest on short-term borrowings increased by $155,000 or 94.4% from $164,000 at March 31, 2001 to $319,000 at March 31, 2002. This increase was primarily due to an increase of $12.4 milllion in the average balance of short- term borrowings. The average balance for the six months ended March 31, 2002 was $16.9 million compared to $4.5 million for the six months ended March 31, 2001.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six months ended March 31, 2002. The six months ended March 31, 2001 average balances were computed using month-end balances. Total average assets are computed using month-end balances.

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

                                                                    SIX MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------------
                                                            2002                                     2001
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST       RATE        BALANCE       INTEREST        RATE
                                               -------      --------     -------       -------       --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $269,645      $10,119       7.51%        $241,194      $ 9,235        7.66%
   Mortgage-backed securities                   59,907        1,652       5.52           19,895          668        6.72
   Investment securities and FHLB stock         53,795        1,403       5.22           43,196        1,424        6.59
   Interest-bearing deposits in other banks
      and Federal Funds sold                     8,020          105       2.62           15,843          388        4.90
                                              --------      -------                    --------      -------
     Total interest-earning assets             391,367       13,279       6.79          320,128       11,715        7.32
Noninterest-earning assets                      22,223                                   19,123
                                              --------                                 --------
        Total assets                          $413,590                                 $339,251
                                              ========                                 ========

Interest-bearing liabilities:
      Deposits                                $347,608        7,034       4.05         $283,099        6,706        4.74
      Borrowings-short term                     16,901          319       3.77            4,550          164        7.21
      Other liabilities                          1,661            1       0.12            1,499            2        0.27
                                              --------      -------                    --------      -------
Total interest-bearing liabilities             366,170        7,354       4.02          289,148        6,872        4.75
Noninterest-bearing liabilities                  4,919      -------     ------            6,895      -------      ------
                                              --------                                 --------
      Total liabilities                        371,089                                  296,043
Stockholders' equity                            42,501                                   43,208
                                              --------                                 --------
   Total liabilities and stockholders'
            Equity                            $413,590                                 $339,251
                                              ========                                 ========
Net interest income                                         $ 5,925                                  $ 4,843
                                                            =======                                  =======
Interest rate spread                                                      2.77%                                     2.57%
                                                                        ======                                    ======
Net interest margin                                                       3.03%                                     3.03%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        106.88%                                   110.71%
                                                                        ======                                    ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $69,000 for the six months ended March 31, 2002, as compared to $69,000 for the six months ended March 31, 2001. Loan chargeoffs for the six months ended March 31, 2002 were $188,000 as compared to $201,000 for the six months ended March 31, 2001. Loan recoveries were $129,000 for the six months ended March 31, 2002 compared to $132,000 for the six months ended March 31, 2001. Non performing loans at March 31, 2002 were $541,000 as compared to $586,000 at March 31, 2001. At March 31, 2002, the Bank had a $1.8 million commercial loan that was considered special mention. Subsequent to the end of the quarter this loan became non-accrual. The $1.8 million is collateralized by automobile leases and automobiles. The Bank has worked out an arrangement with the borrower to receive lease payments on the underlying leases directly form the lessee beginning with the May payment. The Bank expects losses to be minimal. The total loss allowance allocated to domestic loans is $1.6 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $108,000, or 30.6%, from $353,000 for the six months ended March 31, 2001 to $461,000 for the six months ended March 31, 2002. The increase in other income for the six months ended March 31, 2002 was attributable partly to a $109,000 gain on the sale of loans. Additionally, the increase in other income reflected a $65,000 increase, or 51.6% in transaction account fees for the six months ended March 31, 2002 from $126,000 for the six months ended March 31, 2001, compared to $191,000 for the six months ended March 31, 2002. The increase was primarily due to the increased volume of transaction accounts.

     Non-interest Expenses. Total non-interest expenses increased by $267,000, or 5.2%, from $5.2 million for the six months ended March 31, 2001 to $5.4 million for the six months ended March 31, 2002. The increase in non-interest expenses was due to increases in data processing expenses, occupancy expense, telephone postage and office supplies, and property and equipment expense. Data processing expense increased $117,000 or 35.2% from $332,000 at March 31, 2001 to $449,000 at March 31, 2002. The Company's salaries and related expenses decreased by $82,000, or 2.9%, primarily due to the change in the adjustment for the market value of the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation is classified as an equity instrument. The compensation expense for the market value adjustment for the Rabbi-Trust was a credit of $169,000 for the six months ended March 31, 2002, compared to an expense of $262,000 for the six months ended March 31, 2001. Occupancy expense increased by $66,000, or 12.3% due to a change in the way Bank's are taxed. The Bank now pays personal property tax in lieu of franchise taxes. During the quarter ended December 31, 2001 the Company wrote off, against a previously established allowance, $51,000 of EPIC loans included in foreclosed real estate. EPIC loans represented the balance due on an investment in a pool of mortgages which was foreclosed by the trustees for the holders of the security interest due to nonperformance. An allowance for losses was established based upon the original foreclosure and analysis of the collectibility of the loans granted to the purchasers of the foreclosed property.

     Income Taxes. The Company's income tax expense/(benefit) was $344,000 and $(9,000) for the six months ended March 31, 2002 and 2001, respectively. The Company's effective tax rates were 38.8% and 26.7% for the six months ended March 31, 2002 and 2001, respectively.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

     Net Income. Net income increased by $514,000, or 546.8%, from a loss of $94,000 for the three months ended March 31, 2001 to income of $420,000 for the three months ended March 31, 2002. The increase in net income was primarily attributable to increased net interest income of $644,000 and an increase in interest income of $678,000.

     Net Interest Income. Net interest income was $3.1 million for the three months ended March 31, 2002, compared to $2.4 million for the three months ended March 31, 2001, representing an increase of $644,000 or 26.3%. This increase was primarily due to the increase in the volume of interest-earning assets. As a result the Bank was able to increase the interest rate spread from 2.55% for the three months ended March 31, 2001 to 2.84% for the three months ended March 31, 2002.

     Interest Income. Interest income increased by $678,000, or 11.4%, from $5.9 million for the three months ended March 31, 2001 to $6.6 million for the three months ended March 31, 2002. Interest and fees on loans increased by $396,000 or 8.6%, from $4.6 million for the three months ended March 31, 2001 to $5.0 million for the three months ended March 31, 2002 primarily due to a $30.7 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 28 basis points from 7.68% at March 31, 2001 to 7.40% at March 31, 2002. This increase in the average balance of loans receivable was a direct result of the Company implementing its strategy of increasing loan originations. Interest on mortgage backed securities increased by $493,000, or 148.0% from $333,000 for the three months ended March 31, 2001 to $826,000 for the three months ended March 31, 2002. This increase was primarily due to the increase in the average balance of mortgage backed securities from $20.8 million at March 31, 2001 to $61.3 million at March 31, 2002. Interest and dividends on investment securities decreased by $3,000 or 0.4% from $733,000 for the three months end March 31, 2001 to $730,000 for the three months ended March 31, 2002.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money remained relatively stable at $3.5 million for the three months ended March 31, 2001 and March 31, 2002. Interest on deposits remained stable at $3.4 million for the three months ended March 31, 2001 and March 31, 2002. This stability was achieved due to the re-pricing of deposits. The average yield on deposits decreased 90 basis points from 4.72% at March 31, 2001 to 3.82% at March 31, 2002. Interest on short-term borrowings increased $60,000 from $64,000 for the three months end March 31, 2001 to $ 124,000 for the three months ended March 31, 2002. This increase was primarily due to the an increase of $12.8 million in the average balance of advances from the Federal Home Loan Bank.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three months ended March 31, 2002. The three months ended March 31, 2001 average balances were computed using month-end balances. Total average assets are computed using month-end balance.

                                                                   THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------------
                                                            2002                                     2001
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST       RATE        BALANCE       INTEREST        RATE
                                               -------      --------     -------       -------       --------      -------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $271,124       $5,014       7.40%        $240,412       $4,618        7.68%
   Mortgage-backed securities                   61,293          826       5.39           20,787          333        6.41
   Investment securities and FHLB stock         58,626          730       4.98           42,416          733        6.91
   Interest bearing deposits in other banks
      and Federal Funds sold                     9,290           46       1.98           23,230          255        4.39
                                              --------      -------                    --------      -------
     Total interest-earning assets             400,333        6,616       6.61          326,845        5,939        7.27
Noninterest-earning assets                      22,087                                   24,014
                                              --------                                 --------
        Total assets                          $422,420                                 $350,859
                                              ========                                 ========

Interest-bearing liabilities:
    Deposits                                  $356,073        3,404       3.82         $290,660        3,429        4.72
    Borrowings-short term                       16,761          124       2.96            4,000           64        6.40
    Other liabilities                            1,680            0        .00            1,586            1
                                              --------      -------                    --------      -------
Total interest-bearing liabilities             374,514        3,528       3.77          296,246        3,494        4.72
                                                            -------     ------                       -------      ------
Noninterest-bearing liabilities                  5,559                                   11,576
                                              --------                                 --------
      Total liabilities                        380,073                                  307,822
Stockholders' equity                            42,347                                   43,037
                                              --------                                 --------
   Total liabilities and stockholders'
            Equity                            $422,420                                 $350,859
                                              ========                                 ========
Net interest income                                          $3,088                                   $2,445
                                                             ======                                   ======
Interest rate spread                                                      2.84%                                     2.55%
                                                                        ======                                    ======
Net interest margin                                                       3.09%                                     2.99%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        106.89%                                   110.33%
                                                                        ======                                    ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company increased the provision for losses by $5,000 for the three months ended March 31, 2002. This increases the loss allowance to $1.6 million, which the Company believes is sufficient based on past experience. Loan chargeoffs for the three months ended March 31, 2002 were $81,000 as compared to $124,000 for the three months ended March 31, 2001. Loan recoveries were $57,000 for the three months ended March 31, 2002 as compared to $65,000 for the three months ended March 31, 2001. Non performing loans at March 31, 2002 were $541,000 as compared to $586,000 at March 31, 2001. At March 31, 2002, the Bank had a $1.8 million commercial loan that was considered special mention.
Subsequent to the end of the quarter this loan became non-accrual. The $1.8 million is collateralized by automobile leases and automobiles. The Bank has worked out an arrangement with the borrower to receive lease payments on the underlying leases directly form the lessee beginning with the May payment. The Bank expects losses to be minimal. In establishing such provisions, management considered the analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, automobile loans, and consumer loans which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $121,000, or 62.7%, from $193,000 for the three months ended March 31, 2001 to $314,000 for the three months ended March 31, 2002. The increase in other income for the three months ended March 31, 2002 was attributable primarily to a $64,000 increase in gain on sales of loans and a $48,000 increase in fees on transaction accounts, from $56,000 for the three months ended March 31, 2001 to $104,000 for the three months ended March 31, 2002. Gain on sale of investments increased $18,000.

     Non-interest Expenses. Total non-interest expenses remained stable at $2.7 million for the three months ended March 31, 2001 and for the three months ended March 31, 2002. Salaries and related expenses decreased by $78,000 for the three months ended March 31, 2002. This was primarily due to a credit adjustment of $45,000 for the Rabbi-Trust. This decrease was partially offset by an increase in property plant and equipment expense of $36,000, due to normal and expected increases.

     Income Taxes. The Company's income tax expense/(benefit) was $266,000 and $(54,000) for the three months ended March 31, 2002 and 2001, respectively. The Company's effective tax rates were 38.7% and 36.4% for the three months ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March  31,  2002,  the Bank  exceeded  all  regulatory  minimum  capital requirements. For information reconciling the Bank's retained earnings as reported in its financial statements at March 31, 2002 to its tangible, core and risk-based capital levels and comparing such totals to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2002 and 2001, the Company had $33.2 million and $13.2 million, respectively, of loan originations, including loans originated for sale. During the six months ended March 31, 2002 and 2001, the Company purchased investment securities in the amounts of $38.9 million and $23.5 million, respectively, and mortgage-backed securities in the amounts of $33.5 million and $8.0 million respectively. The purchase of interest-bearing deposits for the six months ended March 31, 2001 were $792,000. For the six months ended March 31, 2002 there were no purchases of interest bearing deposits. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that would be available if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of March was approximately 35.9%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2002, cash, interest-bearing deposits in other banks and federal funds sold were $3.2 million, $6.5 million and $2.3 million respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2002 totaled $161 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2002, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $435,000, $12.9 million and $4.6 million, respectively.

PART II.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         None.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


               The Company's Annual Meeting of Stockholders was held on February
          13, 2002. 5,530,860 shares representing 94.26% of the total outstanding shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

          Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                                     Votes in Favor
         Nominee                                     of Election                Votes Withheld
         -------                                     ---------------            --------------
         Henry V. Kahl                               5,439,738                      91,122
         P. Louis Rohe                               5,439,138                      91,722
         Michael J. Klein                            5,436,288                      94,572

          There were 0 broker nonvotes on the matter

                In addition, stockholders voted in favor of the ratifcation of the appointment of Anderson Associates, LLP as independent auditors of the Company for the fiscal year ending September 30, 2002. 5,394,899 votes were cast in favor of the proposal to ratify the appointment of auditors, 106,918 votes were cast against the proposal, and 29,043 votes abstained. There were 0 broker non-votes on the matter.

                In addition, stockholders voted in favor of the adoption of the amended Baltimore County Savings Bank, F.S.B. deferred compensation plan. Shares held by the Baltimore County Savings Bank, MHC were not counted for the issue, per regulatory guidelines. 1,556,237 votes out of a total of 2,112,362 outstanding shares of the Company's common stock eligible to vote were cast in favor of the amended plan, 176,841 were cast against the amendment, and 23,244 votes abstained, there were 0 broker non-votes on the matter.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

         (b)      Form 8-K

                  On March 8, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had signed an agreement to acquire WHG Bancshares Corporation, the holding company for Heritage Savings Bank, F.S.B.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BCSB BANKCORP, INC.



Date: May 14, 2002                 /s/ Gary C. Loraditch
                                   -----------------------------------------
                                   Gary C. Loraditch
                                   President
                                   (Principal Executive Officer)



Date: May 14, 2002                 /s/ Bonnie M. Klein
                                   -----------------------------------------
                                   Bonnie M. Klein
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)