Form 10QSB
period 2002-06-30
BCSB BANKCORP INC
filed 2002-08-14
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

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

     As of July 25, 2002, the issuer had 5,872,322 shares of Common Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one):

Yes               No    X
    ---------        -------

         CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
             June 30, 2002 (unaudited) and September 30, 2001................2

         Consolidated Statements of Operations for the Nine Months
             and Three Months Ended June 30, 2002 and 2001 (unaudited).......3

         Consolidated Statements of Cash Flows for the Nine Months
             Ended June 30, 2002 and 2001 (unaudited)....................... 4

     Notes to Consolidated Financial Statements..............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...........9


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities and Use of Proceeds...........................17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................18


SIGNATURES...................................................................19

CERTIFICATION................................................................21

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                             JUNE 30,        SEPTEMBER 30,
                                                                              2002                2001
                                                                         --------------      --------------
                                                                          (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    6,903,960      $    4,055,985
Interest bearing deposits in other banks                                      6,786,480           7,952,621
Federal funds sold                                                            5,277,386           3,313,392
Investment securities, held to maturity                                       4,000,000          18,494,349
Investment securities, available for sale                                    57,940,620          23,968,640
Loans receivable, net                                                       279,689,652         268,010,050
Mortgage backed securities, held to maturity                                 35,772,257          41,655,039
Mortgage backed securities, available for sale                               37,142,522          11,441,785
Foreclosed real estate, net                                                          --              80,569
Premises and equipment, net                                                   6,656,587           6,974,815
Federal Home Loan Bank of Atlanta stock                                       2,489,700           1,834,400
Accrued interest receivable  - loans                                            911,587             930,784
                             - investments                                      400,295             609,585
                             - mortgage backed securities                       378,516             304,094
Deferred and prepaid income taxes                                               319,546             195,544
Other assets                                                                  1,697,018           1,061,672
                                                                         --------------      --------------
Total assets                                                             $  446,366,126      $  390,883,324
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  372,469,182      $  325,785,538
  Advances from the Federal Home Loan Bank of Atlanta                        12,300,000          17,800,000
  Advance payments by borrowers for taxes and insurance                       2,907,244           1,147,121
  Income taxes payable                                                           45,684               5,901
  Payables to disbursing agents                                                 642,885             109,259
  Dividends payable                                                             264,671             264,045
  Other liabilities                                                             936,665           3,041,070
  Trust Preferred Securities                                                 12,500,000                  --
                                                                         --------------      --------------
Total liabilities                                                           402,066,331         348,152,934

Commitments and contingencies

Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,872,322 outstanding at June 30, 2002 and 5,867,322
    at September 30, 2001)                                                       58,723              58,673
  Additional paid-in capital                                                 20,167,643          20,116,467
  Retained earnings (substantially restricted)                               24,787,048          24,556,126
   Accumulated Other Comprehensive Income                                       214,341             281,924
  Employee Stock Ownership Plan                                              (1,006,104)         (1,143,300)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,139,500)
   Obligation under Rabbi-Trust                                               1,274,644                  --
                                                                         --------------      --------------
                                                                             44,299,795          42,730,390
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  446,366,126      $  390,883,324
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR NINE MONTHS ENDED          FOR THREE MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                            ------------------------------    ----------------------------
                                                                2002              2001            2002            2001
                                                              --------          -------        ---------       ---------
Interest Income
---------------
  Interest and fees on loans                                $  15,222,940      $13,880,587    $  5,104,245    $  4,668,556
  Interest on mortgage-backed securities                        2,556,694        1,222,214         904,721         554,313
  Interest and dividends on investment securities               2,214,813        2,035,533         811,745         611,518
  Other interest income                                           149,338          619,429          43,909         230,988
                                                            -------------      -----------    ------------    ------------
Total interest income                                          20,143,785       17,757,763       6,864,620       6,065,375

Interest Expense
----------------
  Interest on deposits                                         10,358,778       10,190,931       3,324,849       3,485,154
  Interest on borrowings - short term                             557,466          203,576         238,451          62,218
  Other interest expense                                            9,051            3,374           8,051           1,438
                                                            -------------      -----------    ------------    ------------
Total interest expense                                         10,925,295       10,397,881       3,571,351       3,548,810
                                                            -------------      -----------    ------------    ------------

  Net interest income                                           9,218,490        7,359,882       3,293,269       2,516,565
  Provision for losses on loans                                   209,251          223,289         139,881         153,825
                                                            -------------      -----------    ------------    ------------
  Net interest income after provision
     for losses on loans                                        9,009,239        7,136,593       3,153,388       2,362,740

Other Income (Loss)
------------------
  Gain (loss) on sale of foreclosed real estate                        --           15,751              --              --
  Gain on sale of loans                                           132,440           27,293          22,982              --
  Provision for losses on loans held for sale                          --               --          10,761              --
  Servicing fee income                                             13,652            9,354           4,188           2,550
  Fees and charges on loans                                       127,120          113,593          40,946          38,170
  Fees on transaction accounts                                    304,713          207,110         113,115          80,978
  Rental income                                                    69,410           73,607          18,151          24,334
  Gain from sale of investments                                    44,026               --          26,516              --
  Gain from sale of mortgage backed securities                      5,595               --           4,519              --
  Miscellaneous income                                             24,131           79,424          18,887          24,910
                                                            -------------      -----------    ------------    ------------
Net other income (loss)                                           721,087          526,132         260,065         170,942

Non-Interest Expenses
---------------------
  Salaries and related expense                                  4,240,699        4,307,554       1,441,972       1,426,934
  Occupancy expense                                               907,756          823,655         300,357         282,615
  Deposit insurance premiums                                      113,681           93,634          37,066          31,704
  Data processing expense                                         665,139          469,319         215,772         137,502
  Property and equipment expense                                  703,406          641,483         230,428         230,931
  Professional fees                                               141,031          135,180          43,114          57,160
  Advertising                                                     631,015          703,558         154,570         202,095
  Telephone, postage and office supplies                          333,542          331,072         108,973         108,483
  Other expenses                                                  323,313          219,643          97,913          84,887
                                                            -------------      -----------    ------------    ------------
Total non-interest expenses                                     8,059,582        7,725,098       2,630,165       2,562,311
                                                            -------------      -----------    ------------    ------------

Income (loss) before tax provision                              1,670,744          (62,373)        783,288         (28,629)
Income tax provision (benefit)                                    647,059          (16,176)        303,120          (7,155)
                                                            -------------      -----------    ------------    -------------
Net income (loss)                                           $   1,023,685      $   (46,197)   $    480,168    $    (21,474)
                                                            =============      ===========    ============    =============

Basic earnings (loss) per share                             $        0.18      $     (0.01)   $        0.09   $        0.00
                                                            =============      ===========    =============   =============
Diluted earnings (loss) per share                           $        0.18      $     (0.01)   $        0.08   $        0.00
                                                            =============      ===========    =============   =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR NINE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                2002               2001
                                                                            ------------        ----------
Operating Activities
--------------------
   Net Income (Loss)                                                       $ 1,023,685         $   (46,197)
  Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities
  -------------------------------------
    Amortization/ (accreation) of discounts and premiums on investments         (9,019)             15,388
    Dividends on Investment Securities                                        (723,784)            (81,427)
    Gain on sale of Investment Securities                                      (44,026)                 --
    Loans originated for sale                                               (8,193,455)                 --
    Loans sold                                                               8,325,895                  --
    Gain on Sale of Loans                                                     (132,440)            (27,293)
    Loan fees (costs) deferred, net                                             88,768              56,856
    Amortization of deferred loan fees, net                                   (124,998)            (70,386)
    Provision for losses on loans                                              209,251             223,289
    Non-cash compensation under Stock-Based Benefit Plan                       137,196             105,709
    Amortization of premium on mortgage backed securities                      175,818              14,347
    Gain on sale of mortgage backed securities                                  (5,595)                 --
    Gain loss on sale of foreclosed real estate                                     --             (15,751)
    Provision for depreciation                                                 608,062             553,763
    Decrease in accrued interest receivable on loans                            19,197              79,941
    Decrease in accrued interest receivable on investments                     209,290              69,184
    Increase in accrued interest receivable on mortgage
         backed securities                                                     (74,422)           (188,587)
    Increase in prepaid income taxes                                           (83,661)           (251,698)
    Increase in other assets                                                  (635,346)           (305,669)
    Decrease in accrued interest payable on deposits                          (123,784)           (451,246)
    Increase (decrease) in income taxes payable                                 39,783              (5,813)
    Decrease (increase)in other liabilities and payables to
          disbursing agents                                                   (296,135)             10,760
                                                                           ------------        -----------
        Net cash provided by (used) operating activities                       390,280            (314,830)

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                           ---------------------------------
                                                                               2002                 2001
                                                                           ------------         ------------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $   2,154,000       $   2,660,000
    Purchase of interest bearing deposits                                             --            (792,000)
    Purchases of investment securities - available for sale                  (51,353,390)        (13,993,199)
    Proceeds from maturities of investment securities - available for sale     4,912,000                  --
    Proceeds from sale of investment securities - available for sale          13,013,875                  --
    Purchases of investment securities -  held to maturity                      (500,000)        (28,640,000)
    Proceeds from maturities of investment securities - held to maturity      15,000,000          37,225,000
    Longer term loans originated                                             (33,305,411)        (30,228,695)
    Principal collected on longer term loans                                  31,317,443          21,387,997
    Net increase in short-term loans                                          (9,852,244)         (1,680,915)
    Purchase of mortgage backed securities- available for sale               (36,990,376)         (5,058,921)
    Principal collected on mortgage backed securities- available for sale      8,433,556                  --
    Proceeds from sale of mortgage backed securities- available for sale       2,935,234                  --
    Purchase of mortgage backed securities- held to maturity                  (6,113,580)        (36,353,304)
    Principal collected on mortgage backed securities- held to maturity       11,864,292          10,813,091
    Proceeds from sales of foreclosed real estate                                 80,569              94,603
    Investment in premises and equipment                                        (289,834)           (784,421)
    Purchase of Federal Home Loan Bank of Atlanta stock                         (655,300)                 --
                                                                           --------------      -------------
        Net cash used by investing activities                                (49,348,866)        (45,360,764)

Cash Flows from Financing Activities
------------------------------------
    Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                               23,731,221           6,012,585
    Increase in Federal Home Loan Bank of Atlanta advances                     6,900,000          16,400,000
    Repayment of Federal Home Loan Bank of Atlanta advances                  (12,400,000)        (11,400,000)
    Net increase in certificates of deposit                                   24,836,330          37,680,789
    Acquisition of stock for Rabbi Trust                                         (57,000)            (87,974)
    Treasury stock purchase                                                           --            (158,695)
    Trust Preferred Securities                                                12,500,000                  --
    Exercised Stock Options                                                       40,000                  --
    Increase (decrease) in dividends payable                                         626              (2,373)
    Dividends declared on stock                                                 (792,763)           (794,791)
                                                                           -------------       --------------
        Net cash provided by financing activities                             54,758,414          47,649,539
                                                                           -------------       -------------

Increase in cash and cash equivalents                                          5,799,828           1,973,945
Cash and cash equivalents at beginning of period                              12,968,998           7,961,710
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  18,768,826       $   9,935,655
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                  FOR NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                           ---------------------------------
                                                                               2002                 2001
                                                                           ------------         ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   6,903,960       $   7,042,901
    Interest bearing deposits in other banks                                   6,786,480           5,105,811
    Federal funds sold                                                         5,277,386             238,943
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     18,967,826          12,387,655

        Less - certificate of deposit with an original maturity of
          more than three months                                                 199,000           2,452,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  18,768,826       $   9,935,655
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $  10,937,143       $  10,893,722
                                                                           =============       =============

    Income taxes                                                           $     643,100       $     263,250
                                                                           =============       =============

Transfer from loans to real estate acquired through foreclosure            $          --       $     109,421
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 -  Principals of Consolidation
          ---------------------------
          BCSB Bankcorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, F.S.B. (the "Bank") and subsidiaries, BCSB Bankcorp Trust I which was formed June 2002 for the purpose of holding the Trust Preferred Securities, and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Baltimore County Service Corporation has invested in several joint ventures formed for the purpose of developing real estate. These investments have been accounted for on the equity method and separate summary statements are not presented since the data contained therein is not material in relation to the consolidated financial statements.

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months and nine months ended June 30, 2002 are as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4 - Earnings Per Share (Continued)
         ------------------

                                                                For the Nine months Ended June 30, 2002
                                                              ------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------
         Income available to shareholders                     $ 1,023,685        5,563,663       $    .18

         Effect of dilutive shares                                     --          146,138             --
                                                              -----------       ----------       --------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $ 1,023,685        5,709,801       $    .18
                                                              ===========       ==========       ========

                                                               For the Three Months Ended June 30, 2002
                                                              -------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ----------
         Income available to shareholders                     $   480,168       $5,566,109       $    0.09

         Effect of dilutive shares                                     --          156,325              --
                                                              -----------       ----------       ---------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   480,168        5,722,434       $    0.08
                                                              ===========       ==========       =========

Note 5 -  Regulatory Capital
          ------------------

          The following table sets forth the Bank's capital position at June 30, 2002.

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                   For Capital               Prompt Corrective
                                            Actual               Adequacy Purposes           Action Provision
                                    -----------------------   -----------------------   -------------------------
                                    Actual           % of     Required         % of     Required          % of
                                    Amount           Assets   Amount          Assets     Amount            Assets
                                    ------           ------   ------          ------    --------          ------
                                                                          (unaudited)
Tangible (1)                     $ 45,812,611        10.44%  $ 6,581,834       1.50%     N/A               N/A
Tier 1 capital (2)                 45,812,611        18.66           N/A        N/A     14,730,218         6.00%
Core (1)                           45,812,611        10.44    17,551,557       4.00     21,939,446         5.00
Risk-weighted (2)                  47,511,454        19.35    19,640,291       8.00     24,550,364        10.00

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

RECENT ACQUISITION

     On July 24, 2002, The Company completed the acquisition of WHG Bancshares Corporation ("WHG Bancshares") and its wholly-owned subsidiary, Heritage Savings Bank, F.S.B. ("Heritage Bank"). The Bank paid $14.25 per share in cash for each of the 1,285,050 outstanding shares of WHG Bancshares's common stock. Under the terms of the Agreement all shares of WHG Bancshares were cancelled. Each option outstanding to purchase WHG Bancshares' common stock was converted into the right to receive in cash an amount equal the difference (if a positive number) between $14.25 and the exercise price of the option. As a result of the merger, Heritage Bank merges into The Bank. WHG Bancshares' five locations became branch offices of Baltimore County Bank. The aggregate purchase price for the transactions (including cash payments for the cancellation of options) was approximately $18.3 million. The transaction was accounted for using the purchase method. Consummation of the merger was approved by WHG Bancshares' shareholders on June 25, 2002 and all required regulatory approvals have been received. At June 30, 2002, WHG Bancshares had total assets of $153.8 million, total deposits of $116.5 million and total equity of $17.2 million.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND SEPTEMBER 30, 2001

During the nine months ended June 30, 2002, the Company's assets increased by $55.5 million, or 14.2%, from $390.9 million at September 30, 2001 to $446.4 million at June 30, 2002. Loans receivable, net increased by $11.7 million, or 4.4%, from $268.0 million at September 30, 2001 to $279.7 million at June 30, 2002. The Company's mortgage-backed securities available for sale increased by $25.7 million, or 224.6%, from $11.4 million at September 30, 2001 to $37.1 million at June 30, 2002. The Company's mortgage-backed securities held to maturity decreased by $5.9 million or 14.1% from $41.6 million at September 30, 2001 to $35.8 million at June 30, 2002. The Company's investment portfolio available for sale increased $33.9 million or 141.7%, from $24.0 million at September 30, 2001 to $57.9 million at June 30, 2002. The Company's investment portfolio held to maturity decreased $14.5million or 78.4%, from $18.5 million at September 30, 2001 to $4.0 million at June 30, 2002. The Company's FHLB advances deceased $5.5 million from $17.8 million at September 30, 2001 to $12.3 million at June 30, 2002. The Company's deposits increased by $46.7 million, or 14.3%, from $325.8 million at September 30, 2001 to $372.5 million at June 30, 2002. The increase in deposits was achieved through advertising and promotion activities. The growth in deposits helped to fund loan growth, security purchases and repayment of the FHLB advances. This strategy was used in an effort to diversify the balance sheet and mitigate interest rate risk. The Company issued $12.5 million of Trust Preferred Securities on June 27, 2002. The securities have a floating rate of 3.65% over the 3 month LIBOR adjusted quarterly. The rate for the quarter ended June 30, 2002 was 5.51%. The Company issued the Trust Preferred Securities to increase capital in anticipation of the upcoming merger with Heritage Savings Bank.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Income. Net income for the nine months ended June 30, 2002 was $1.0 million compared to a net loss of $46,000 for the nine months ended June 30, 2001. This resulted in an increase in net income of $1.0 million. The increase was attributable primarily to an increase in net interest income and to only small increases in non-interest expenses.

     Net Interest Income. Net interest income was $9.2 million for the nine months ended June 30, 2002, compared to $7.3 million for the nine months ended June 30, 2001, representing an increase of $1.8 million, or 25.3%. The Bank's overall growth has contributed to the increase in net income. The Bank was able to offset the decrease in the average yield on interest-earning assets of 50 basis points by re-pricing deposits and paying a lower yield on FHLB advances. The average yield paid on deposits decreased 80 basis points from 4.68% for the nine months ended June 30, 2001, to 3.88% for the nine months ended June 30, 2002. The average yield paid on FHLB advances decreased 34 basis points from, 4.92% at June 30, 2001 to 4.58% at June 30, 2002. As a result, the Bank was able to increase the interest rate spread from 2.56% at June 30, 2001 to 2.83% at June 30, 2002.

     Interest Income. Interest income increased by $2.4 million, or 13.4%, from $17.8 million for the nine months ended June 30, 2001 to $20.1 million for the nine months ended June 30, 2002. This increase was due to a $1.3 million, or 9.7%, increase in interest and fees on loans from $13.9 million for the nine months ended June 30, 2001 to $15.2 million for the nine months ended June 30, 2002. The increase in interest and fees on loans was primarily due to a $27.6 million increase in the average balance of loans receivable. The increase in the average balance of loans receivable was achieved through an increased market presence due to the additional branch locations. Interest on mortgage-backed securities increased by $1.3 million, or 109.2%, from $1.2 million for the nine months ended June 30, 2001 to $2.5 million for the nine months ended June 30, 2002. The increase was primarily due to a $35.7 million increase in the average balance of mortgage-backed securities. The Bank has used a strategy of investing in adjustable rate mortgage backed securities in an effort to reposition the balance sheet and mitigate interest rate risk. Other interest income which consists of interest earned on deposits in banks and Federal Funds sold, decreased by $470,000, or 75.9%, from $619,000 for the nine months ended June 30, 2001 to $149,000 for the nine months ended June 30, 2002. This was due to the decrease in the average balance of interest bearing deposits and Federal Funds sold, as the liquid funds were used to purchase adjustable rate mortgage backed securities. Interest and dividends on investment securities increased $179,000, or 8.8%, from $2.0 million for the nine months ended June 30, 2001 to $2.2 million for the nine months ended June 30, 2002. This increase was primarily due to the increase in the average balance of investment securities from $42.6 million at June 30, 2001 to $57.7 million at June 30, 2002.

     Interest Expense. Interest expense, which consists of interest on deposits, and interest on borrowed money increased from $10.4 million for the nine months ended June 30, 2001 to $10.9 million for the nine months ended June 30, 2002 a change of $528,000 or 5.1%. Interest on deposits increased $168,000 due to an increase in the average volume of deposits by $65.6 million from $290.3 million at June 30, 2001 to $355.9 million at June 30, 2002. The increase in the average volume of deposits was achieved through an increased market presence and offering of competitive rates on deposit accounts. The average cost of deposits decreased by 80 basis points from 4.68% at June 30, 2001 to 3.88% at June 30, 2002. Interest on FHLB advances increased by $354,000 or 173.8% from $204,000 at June 30, 2001 to $558,000 at June 30, 2002. This increase was primarily due to an increase of $10.7 million in the average balance of short- term borrowings. The average balance for the nine months ended June 30, 2002 was $16.2 million compared to $5.5 million for the nine months ended June 30, 2001. Interest on Trust Preferred Securities for the nine month period ending June 30, 2002 was $8,000.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine months ended June 30, 2002. The nine months ended June 30, 2001 average balances were computed using month-end balances. Total average assets are computed using month-end balances.

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

                                                                         NINE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
                                                             2002                                       2001
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 271,028    $  15,223        7.49%     $  243,462    $ 13,881       7.60%
   Mortgage-backed securities...............      62,336        2,557        5.47          26,604       1,222       6.12
   Dividends and investment securities......      57,700        2,215        5.12          42,591       2,036       6.37
   Other Investments........................       8,673          149        2.29          15,378         619       5.37
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     399,737       20,144        6.72         328,035      17,758       7.22
Noninterest-earning assets..................      22,600                                   18,172
                                               ---------                               ----------
       Total assets.........................   $ 422,337                               $  346,207
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 355,888       10,359        3.88      $  290,277      10,191       4.68
   Borrowings-short term....................      16,242          558        4.58           5,533         204       4.92
   Trust Preferred Securities...............         183            8        5.83              --          --     ------
   Other liabilities........................       1,946            1        0.07           1,834           3       0.22
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     374,259       10,926        3.89         297,644      10,398       4.66
                                                            ---------      ------                    --------     ------
Noninterest-bearing liabilities.............       5,435                                    5,609
                                               ---------                               ----------
       Total liabilities....................     379,694                                  303,253
Stockholders' equity .......................      42,643                                   42,954
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 422,337                               $  346,207
                                               =========                               ==========

Net interest income.........................                $   9,218                                $  7,360
                                                            =========                                ========
Interest rate spread........................                                 2.83%                                  2.56%
                                                                           ======                                 =======
Net interest margin.........................                                 3.07%                                  2.99%
                                                                           ======                                 =======
Ratio average interest earning assets/
    interest bearing liabilities............                               106.81%                                110.21%
                                                                           ======                                 =======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $209,000 for the nine months ended June 30, 2002, as compared to $223,000 for the nine months ended June 30, 2001. Loan chargeoffs for the nine months ended June 30, 2002 were $320,000 as compared to $295,000 for the nine months ended June 30, 2001. Loan recoveries were $247,000 for the nine months ended June 30, 2002 compared to $154,000 for the nine months ended June 30, 2001. Non performing loans at June 30, 2002 were $362,000 as compared to $309,000 at June 30, 2001. At June 30, 2002, the Bank had a $1.6 million commercial loan that is considered non-accrual. The $1.6 million is collateralized by automobile leases and automobiles. The Bank has worked out an arrangement with the borrower to receive lease payments on the underlying leases directly form the lessee beginning with the May payment. The Bank expects losses to be minimal. The total loss allowance allocated to domestic loans is $1.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $195,000, or 37.1%, from $526,000 for the nine months ended June 30, 2001 to $721,000 for the nine months ended June 30, 2002. The increase in other income for the nine months ended June 30, 2002 was attributable partly to a $132,000 gain on the sale of loans. Additionally, the increase in other income reflected a $98,000 increase, or 47.1% in transaction account fees for the nine months ended June 30, 2002 from $207,000 for the nine months ended June 30, 2001, compared to $305,000 for the nine months ended June 30, 2002. The increase was primarily due to the increased volume of transaction accounts.

     Non-interest Expenses. Total non-interest expenses increased by $335,000, or 4.3%, from $7.7 million for the nine months ended June 30, 2001 to $8.0 million for the nine months ended June 30, 2002. The increase in non-interest expenses was due to increases in data processing expenses and occupancy expense. Data processing expense increased $196,000 or 41.7% from $469,000 at June 30, 2001 to $665,000 at June 30, 2002. The Company's salaries and related expenses decreased by $67,000, or 1.6%, primarily due to the change in the adjustment for the market value of the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation is classified as an equity instrument. The compensation expense for the market value adjustment for the Rabbi-Trust was a credit of $169,000 for the nine months ended June 30, 2002, compared to an expense of $309,000 for the nine months ended June 30, 2001. Occupancy expense increased by $84,000, or 10.2% due to a change in the way Bank's are taxed. The Bank now pays personal property tax in lieu of franchise taxes. During the quarter ended December 31, 2001 the Company wrote off, against a previously established allowance, $51,000 of EPIC loans included in foreclosed real estate. EPIC loans represented the balance due on an investment in a pool of mortgages which was foreclosed by the trustees for the holders of the security interest due to nonperformance. An allowance for losses was established based upon the original foreclosure and analysis of the collectibility of the loans granted to the purchasers of the foreclosed property.

     Income Taxes. The Company's income tax expense/(benefit) was $647,000 and $(16,000) for the nine months ended June 30, 2002 and 2001, respectively. The Company's effective tax rates were 38.7% and 25.9% for the nine months ended June 30, 2002 and 2001, respectively.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2002 AND
2001

     Net Income. Net income increased by $501,000, from a loss of $21,000 for the three months ended June 30, 2001 to income of $480,000 for the three months ended June 30, 2002. The increase in net income was primarily attributable to increased net interest income of $776,000.

     Net Interest Income. Net interest income was $3.3 million for the three months ended June 30, 2002, compared to $2.5 million for the three months ended June 30, 2001, representing an increase of $776,000 or 30.9%. This increase was primarily due to the increase in the volume of interest-earning assets.

     Interest Income. Interest income increased by $800,000, or 13.2%, from $6.1 million for the three months ended June 30, 2001 to $6.9 million for the three months ended June 30, 2002. Interest and fees on loans increased by $436,000 or 9.3%, from $4.7 million for the three months ended June 30, 2001 to $5.1 million for the three months ended June 30, 2002 primarily due to a $25.8 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 7 basis points from 7.53% at June 30, 2001 to 7.46% at June 30, 2002. This increase in the average balance of loans receivable was a direct result of the Company implementing its strategy of increasing loan originations. Interest on mortgage backed securities increased by $351,000, or 63.4% from $554,000 for the three months ended June 30, 2001 to $905,000 for the three months ended June 30, 2002. This increase was primarily due to the increase in the average balance of mortgage backed securities from $40.0 million at June 30, 2001 to $67.2 million at June 30, 2002. Interest and dividends on investment securities increased by $201,000 or 32.7% from $611,000 for the three months end June 30, 2001 to $812,000 for the three months ended June 30, 2002. This was primarily due to an increase in the average balance of investment securities of $23.0 million, from $42.5 million at June 30, 2001 to $65.5 million at June 30, 2002.

     Interest Expense. Interest expense, which consists of interest on deposits and interest on borrowed money remained relatively stable at $3.5 million for the three months ended June 30, 2001 and June 30, 2002. Interest on deposits decreased $160,000 for the three months ended June 30, 2002, from $3.5 million at June 30, 2001 to $3.3 million at June 30, 2002. The average yield on deposits decreased 101 basis points from 4.58% at June 30, 2001 to 3.57% at June 30, 2002. Interest on FHLB advances increased $177,000 from $62,000 for the three months end June 30, 2001 to $ 239,000 for the three months ended June 30, 2002. This increase was primarily due to the an increase of $9.7 million in the average balance of advances from the Federal Home Loan Bank. Interest on Trust Preferred Securities for the three month period ending June 30, 2002 was $8,000.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three months ended June 30, 2002. The three months ended June 30, 2001average balances were computed using month-end balances. Total average assets are computed using month-end balances.

                                                                         THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
                                                             2002                                       2001
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 273,795    $   5,104      7.46%       $  247,999    $  4,669       7.53%
   Mortgage-backed securities...............      67,195          905      5.39            40,020         554       5.54
   Investment Securities and FHLB stock.....      65,511          812      4.96            42,487         611       5.75
   Other Investments........................       9,980           44      1.76            19,417         231       4.76
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     416,481        6,865      6.59           349,923       6,065       6.93
Noninterest-earning assets..................      23,350                                   10,198
                                               ---------                               ----------
       Total assets.........................   $ 439,831                               $  360,121
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 372,449        3,324      3.57           304,634       3,485       4.58
   Borrowings-short term....................      14,923          239      6.41             5,221          62       4.75
   Trust Preferred Securities...............         549            8      5.83
   Other liabilities........................       2,515            1      0.16             2,504           2       0.32
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     390,436        3,572      3.66           312,359       3,549       4.54
                                                            ---------    ------                      --------     ------
Noninterest-bearing liabilities.............       6,468                                    5,230
                                               ---------                               ----------
       Total liabilities....................     396,904                                  317,589
Stockholders' equity .......................      42,927                                   42,532
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 439,831                               $  360,121
                                               =========                               ==========

Net interest income.........................                $   3,293                                $  2,516
                                                            =========                                ========
Interest rate spread........................                               2.93%                                    2.39%
                                                                         ======                                   ======
Net interest margin.........................                               3.16%                                    2.88%
                                                                         ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                             106.67%                                  112.03%
                                                                         ======                                   ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses, based on prior loss experience. The Company established a provision for losses of $140,000 for the three months ended June 30, 2002. This increases the loss allowance to $1.7 million, which the Company believes is sufficient based on past experience. Loan chargeoffs for the three months ended June 30, 2002 were $132,000 as compared to $122,000 for the three months ended June 30, 2001. Loan recoveries were $117,000 for the three months ended June 30, 2002 as compared to $14,000 for the three months ended June 30, 2001. Non performing loans at June 30, 2002 were $362,000 as compared to $309,000 at June 30, 2001. In establishing such provisions, management considered the analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, automobile loans, and consumer loans which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $89,000, or 52.1%, from $171,000 for the three months ended June 30, 2001 to $260,000 for the three months ended June 30, 2002. The increase in other income for the three months ended June 30, 2002 was attributable primarily to a $23,000 increase in gain on sales of loans and a $32,000 increase in fees on transaction accounts, from $81,000 for the three months ended June 30, 2001 to $113,000 for the three months ended June 30, 2002.

     Non-interest Expenses. Total non-interest expenses remained stable at $2.6 million for the three months ended June 30, 2001 and for the three months ended June 30, 2002. Data processing expenses increased by $78,000 for the three months ended June 30, 2002. This increase was partially offset by a decrease in advertising expense of $47,000.

     Income Taxes. The Company's income tax expense/(benefit) was $303,000 and $(7,000) for the three months ended June 30, 2002 and 2001, respectively. The Company's effective tax rates were 38.7% and 24.9% for the three months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2002 and 2001, the Company had $91.0 million and $68.7 million, respectively, of mortgage and consumer loan originations. During the nine months ended June 30, 2002 and 2001, the Company purchased investment securities in the amounts of $52.0 million and $42.6 million, respectively, and mortgage-backed securities in the amounts of $43.1 million and $41.4 million, respectively. The purchase of interest-bearing deposits decreased from $792,000 for the nine months ended June 30, 2001 to $0 for the nine months ended June 30, 2002. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and FHLB advances. The Bank's average daily liquidity ratio for the month of June was approximately 33.7%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2002, cash, interest-bearing deposits in other banks and
federal  funds  sold  were  $6.9   million,   $6.8  million  and  $5.3  million,
respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in one year or less at June 30, 2002 totaled $223.1 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2002, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $450,000, $14.0 million and $3.2 million, respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

         (b)      Exhibits

                  (99)     Certification

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BCSB BANKCORP, INC.



Date: August 14, 2002            /s/ Gary C. Loraditch
                                 ----------------------------------------------
                                 Gary C. Loraditch
                                 President
                                 (Principal Executive Officer)



Date: August 14, 2002            /s/ Bonnie M. Klein
                                 ----------------------------------------------
                                 Bonnie M. Klein
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)