Form 10KSB
period 2002-09-30
BCSB BANKCORP INC
filed 2002-12-30
CIK 1052101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-KSB

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

                           Commission File No. 0-24589

                               BCSB BANKCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

    UNITED STATES                                                  52-2108333
---------------------------------                              -----------------
(State or Other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                                Identification
No.)

4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND                   21236
---------------------------------------------------             ----------------
(Address of Principal Executive Offices)                          (Zip Code)

         Issuer's telephone number, including area code: (410) 256-5000

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     For  the  fiscal  year  ended   September  30,  2002,  the  registrant  had
$29,533,751 in revenues.

As of December 16, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $19,563,144 computed by reference to the closing sale price for the registrant's common stock on December 16, 2002 as reported on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     Number of shares of Common  Stock  outstanding  as of  December  16,  2002:
5,874,082

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2002. (Parts II and III)
2. Portions of Proxy Statement for registrant's 2003 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

     BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the "Company") serves as the holding company for its wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the "Bank"). Baltimore County Savings Bank, M.H.C. (the "MHC"), a federal mutual holding company, owns 63.9% of the Company's outstanding common stock. The Company's assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

     The Company's most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than its officers who are not separately compensated for such service. At September 30, 2002, the Company had total assets of $587.1 million, total deposits of $498.8 million and stockholders' equity of $45.3 million.

     The Company's and the Bank's executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is
(410) 256-5000.

     Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through sixteen banking offices serving the Baltimore Metropolitan Area. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

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

MARKET AREA

     The Bank's market area consists of the Baltimore metropolitan area. At September 30, 2002, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

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

     With the acquisition of Heritage Savings Bank, the Bank's market area has extended into the City of Baltimore and Howard County, Maryland. The combined population of those jurisdictions in addition to the jurisdictions of Baltimore and Harford Counties, result in an estimated market area population of approximately 1,800,000 people as of 1995. While Baltimore City's population has declined in the last two decades, all of the surrounding counties in the Bank's market area have experienced increases in population. Baltimore County maintains approximately 30% of the total population of the area, while Harford and Howard Counties have experienced the greatest percentage increase in population from 1995 to 2000. The total estimated market area population as of 2000 equals 1,887,200.

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $416.4 million at September 30, 2002, representing 70.9% of total assets at that date. At September 30, 2002, $220.1 million, or 52.9% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $11.7 million, $8.3 million and $57.4 million, respectively, or 2.8%, 2.0% and 13.8%, respectively, of the Bank's gross loan portfolio at September 30, 2002. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $93.2 million and $13.9 million, respectively, or 22.4% and 3.3%, respectively, of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 2002, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

                                                                     At September 30,
                                             --------------------------------------------------------------------
                                                    2002                   2001                   2000
                                             ------------------     -----------------       -----------------
                                              Amount       %        Amount      %           Amount       %
                                             --------    ------     ------    -------       ------     ------
                                                                 (Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........  $ 221,062    53.09%   $ 165,028    57.94%     $ 152,469    59.42%
  Single-family rental property loans.....      8,306     2.00        7,581     2.66          5,080     1.98
  Commercial..............................     57,356    13.77       15,068     5.29         13,649     5.32
  Construction (2)........................     11,734     2.82        8,709     3.06          5,905     2.30
Commercial lines of credit................      4,208     1.01          400      .14             44      .02
Commercial leases.........................      1,170      .28        1,308      .46             --       --
Commercial loans secured..................      1,595      .38        2,588      .91          1,475      .57

Consumer loans:
  Automobile..............................     93,161    22.38       72,822    25.57         67,852    26.44
  Home equity lines of credit.............     13,864     3.33        8,935     3.13          8,147     3.18
  Other...................................      3,897      .94        2,395      .84          1,976      .77
                                            ---------   ------    ---------   ------      ---------   ------
                                              416,353   100.00%     284,834   100.00%       256,597   100.00%
                                                        ======                ======                  ======
Add:
  Purchase accounting premium (net).......      1,990                    --                      --
Less:
  Undisbursed portion of loans in process.      4,902                 4,434                   3,850
  Deferred loan origination fees..........        661                   143                     214
  Unearned interest.......................     13,964                10,684                   9,610
  Allowance for loan losses...............      2,199                 1,563                   1,403
                                            ---------             ---------               ---------
    Total.................................  $ 396,617             $ 268,010               $ 241,520
                                            =========             =========               =========
                                                           At September 30,
                                              ---------------------------------------
                                                    1999                   1998
                                              ------------------      ---------------
                                              Amount        %         Amount      %
                                              ------      ------      ------   ------
                                                    (Dollars in thousands)
Real estate loans:
  Single-family residential (1)...........  $ 146,868     65.20%   $126,272    66.46%
  Single-family rental property loans.....      4,832      2.15       5,253     2.76
  Commercial..............................     10,216      4.54       9,497     5.00
  Construction (2)........................      5,592      2.48       7,936     4.18
Commercial lines of credit................         50       .02          50      .03
Commercial leases.........................         --        --          --       --
Commercial loans secured..................      1,081       .48          --       --

Consumer loans:
  Automobile..............................     46,753     20.75      33,748    17.76
  Home equity lines of credit.............      7,963      3.54       6,549     3.45
  Other...................................      1,908       .84         681      .36
                                             --------    ------    --------   ------
                                              225,263    100.00%    189,986   100.00%
                                                         ======               ======
Add:
  Purchase accounting premium (net).......         --                    --
Less:
  Undisbursed portion of loans in process.      2,579                 2,963
  Deferred loan origination fees..........         80                   278
  Unearned interest.......................      5,948                 3,742
  Allowance for loan losses...............      1,273                 1,034
                                             --------              --------
    Total.................................   $215,383              $181,969
                                             ========              ========

--------------
(1)      Includes fixed-rate second mortgage loans.
(2)      Includes acquisition and development loans.

     Loan Maturity Schedules. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                              Due after
                                       Due during             1 through               Due after
                                     the year ending        5 Years After           5 Years After
                                   September 30, 2003    September 30, 2003      September 30, 2003         Total
                                   ------------------    ------------------      ------------------         -----
                                                                       (In thousands)
Real estate loans:
  Single-family residential.........  $     2,157             $    11,812             $   207,093         $  221,062
  Single-family rental property.....           10                     141                   8,155              8,306
  Commercial........................        7,712                  10,074                  39,570             57,356
  Construction......................        8,867                     849                   2,018             11,734
Commercial lines of credit..........        3,048                   1,160                      --              4,208
Commercial leases...................           14                   1,156                      --              1,170
Commercial loans secured............          287                   1,308                      --              1,595

Consumer:
  Automobile........................        1,086                  90,379                   1,696             93,161
  Home equity lines of credit.......          173                   3,886                   9,805             13,864
  Other.............................          828                   1,372                   1,697              3,897
                                      -----------             -----------             -----------         ----------
     Total..........................  $    24,182             $   122,137             $   270,034         $  416,353
                                      ===========             ===========             ===========         ==========

     The following table sets forth at September 30, 2002, the dollar amount of all loans due one year or more after September 30, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                     Predetermined              Floating or
                                                                         Rate                Adjustable Rates
                                                                        ------               ----------------
                                                                               (In thousands)
                  Real estate loans:
                     Single-family residential.......................  $ 199,355                 $  19,550
                     Single-family rental property...................      4,826                     3,470
                     Commercial......................................     45,103                     4,541
                     Construction....................................      2,867                        --
                  Commercial lines of credit.........................      1,160                        --
                  Commercial leases..................................      1,156                        --
                  Commercial loans secured...........................      1,308                        --
                  Consumer:
                     Automobiles.....................................     92,075                        --
                     Home equity lines of credit.....................         --                    13,691
                     Other...........................................      3,069                        --
                                                                       ---------                 ---------
                          Total......................................  $ 350,919                 $  41,252
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

     The following table sets forth certain information with respect to the Bank's loan origination, purchase and sale activity for the periods indicated.

                                                              Year Ended September 30,
                                                     --------------------------------------------
                                                       2002              2001             2000
                                                     --------          --------         --------
                                                                    (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential......................  $  39,589         $  33,457        $  22,703
    Single-family rental property loans............      2,686             3,270            1,072
    Commercial.....................................     10,002             3,030            3,666
    Construction...................................      1,708             3,071            5,497
Commercial lines of credit.........................      3,014               980               --
Commercial loans secured...........................      2,584             1,185              656
Commercial leases..................................        518             1,414               --
Consumer loans:
    Automobiles....................................     62,456            44,350           52,648
    Home equity lines of credit....................      5,102             2,957            2,278
    Other..........................................      1,573             1,563            1,076
                                                     ---------         ---------        ---------
       Total loans originated......................  $ 129,232         $  95,277        $  89,596
                                                     =========         =========        =========
Loans purchased:
  Real estate loans................................  $      --         $   1,500        $     764
                                                     ---------         ---------        ---------
Total loans purchased..............................  $      --         $   1,500        $     764
                                                     =========         =========        =========
Loans sold:
  Whole loans......................................  $  10,183         $   2,805        $   1,085
                                                      --------          --------         --------
Total loans sold...................................  $  10,183         $   2,805        $   1,085
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

     Loan Underwriting Policies. The Bank's lending activities are subject to the Bank's written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors and its management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are
verified   through  the  use  of  credit  reports,   financial   statements  and
confirmations. Real estate loans up to $500,000, as well as all requests for lines of credit up to $250,000, may be approved by the Bank's Loan Committee, which consists of the Bank's President, Senior Vice President of Lending and Treasurer and meets weekly. All loans in excess of these amounts must be approved by the full Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the Bank's car loan manager or assistant manager and reviewed by the Bank's Sr. Vice President who supervises lending operations.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $6.8 million at September 30, 2002. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2002, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2002, the Bank's largest loan customer was a $3.4 million relationship consisting of a construction commercial real estate loan. The loan was made to acquire and develop one commercial building. At September 30, 2002, the loans were current and performing in accordance with their terms.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2002, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $220.1 million, or 52.9% of the Bank's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2002, the Bank had $218.2 million of fixed-rate single-family mortgage loans, which amounted to 99.1% of the Bank's single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

     The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2002, $1.9 million, or .90% of the Bank's single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank's adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as "negative amortization."

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

     Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2002, single-family rental property loans totaled $8.3 million, or 2.0%, of the Bank's gross loan portfolio. Originations of single-family rental property loans were $2.7 million, $3.3 million and $1.0 million for the years ended September 30, 2002, 2001 and 2000, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from
..5%  to  1.0%  above  the  rates   charged  on   comparable   loans  secured  by
owner-occupied properties. The maximum term on such loans is 30 years.

     Construction Lending. A substantial portion of the Bank's construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .5% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .5% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2002, $11.7 million, or 2.8%, of the Bank's gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

     Consolidation in the building industry and the increasing presence in the Bank's market of large builders that are not locally based have limited the
Bank's  ability  to  compete  for some  loans to  builders  because  the  Bank's loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank's construction loans totaled $11.7 million, $8.7 million, $5.9 million, $5.6 million and $7.9 million at September 30, 2002, 2001, 2000, 1999 and 1998, respectively, and construction loan originations were $1.7 million, $3.1 million, and $5.5 million during the years ended September 30, 2002, 2001 and 2000, respectively.

     On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer's obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2002, the Bank had seven such facilities outstanding totaling $356,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

     Commercial Real Estate Lending. The Bank's commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $3 million, with the largest having an outstanding principal balance of $2.5 million at September 30, 2002. At September 30, 2002, the Bank had $57.4 million of commercial real estate loans, which amounted to 13.8% of the Bank's gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

     Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It is the Bank's policy generally to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial real estate loans made to a legal entity, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the legal entity.

     Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank's market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 1% to prime plus 3
1/2%. As of September 30, 2002, the Bank had $4.2 million of such loans outstanding.

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

     Automobile loans totaled $93.2 million, or 22.4%, of the Bank's gross loan portfolio, at September 30, 2002. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 100% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

     The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2002, home equity lines of credit totaled $13.9 million, or 3.3%, of the Bank's gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $15.3 million, or 3.7%, of the Bank's gross loans at September 30, 2002.

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

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on a passbook savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a monthly basis. At September 30, 2002, savings account loans accounts totaled $1.3 million, or .3%, of the Bank's gross loan portfolio.

     As part of the Bank's loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $2.6 million at September 30, 2002.

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

     Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management's judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                          At September 30,
                                                    --------------------------------------------------------------
                                                     2002          2001          2000         1999           1998
                                                    ------        ------        ------       ------         ------
                                                                             (In thousands)
Loans accounted for on  a nonaccrual basis: (1)
  Real estate:
    Single-family residential....................   $    291      $     239     $    383     $    840     $    769
    Single-family rental property................         --             --           --           --           --
    Commercial...................................         --             --           --          185          150
    Construction.................................         --             --           --           --          193
  Commercial lines of credit.....................         --             --           --           --           --
  Commercial loans secured.......................      1,100             --           --           --           --
  Consumer.......................................         --             --           --           --           --
                                                    --------      ---------     --------     --------     --------
    Total........................................   $  1,391      $     239     $    383     $  1,025     $  1,112
                                                    ========      =========     ========     ========     ========
Accruing loans which are contractually past
 due 90 days or more:
  Real estate:
    Single-family residential....................   $     --      $      --     $     --     $     --     $     --
    Single-family rental property................         --             --           --           --           --
    Commercial...................................         --             --           --           --           --
    Construction.................................         --             --           --           --           --
  Commercial lines of credit.....................         --             --           --           --           --
  Commercial loans secured.......................         --             --           --           --           --
  Consumer.......................................         --             --           --           --           --
                                                    --------      ---------     --------     --------     --------
    Total........................................   $     --      $      --     $     --     $     --     $     --
                                                    ========      =========     ========     ========     ========
    Total non-performing loans...................   $  1,391      $      --     $    383     $  1,025     $  1,112
                                                    ========      =========     ========     ========     ========
Percentage of gross loans........................       .33%            .09 %        .15%         .45%       0.59%
                                                    =======       ==========    ========     ========     =======
Percentage of total assets.......................       .24%            .06 %        .12%         .34%       0.41%
                                                    =======       ==========    ========     ========     =======
Other non-performing assets (2)..................   $    229      $     134     $    126     $    132     $    441
                                                    ========      =========     ========     ========     ========
Loans modified in troubled debt  restructuring...   $     --      $      --     $     --     $     --     $     --
                                                    ========      =========     ========     ========     ========

_____________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets include the Bank's inventory of repossessed cars.

     During the year ended September 30, 2002, gross interest income of $33,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2002 amounted to $8,000.

     At September 30, 2002, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     At September 30, 2002, nonaccrual loans consisted of seven single-family residential mortgage loans aggregating $291,000. At September 30, 2002, the Bank had a $1.1 million commercial loan that is considered non-accrual. The $1.1 million is collateralized by automobile leases and automobiles. The borrower is in bankruptcy. The Bank has entered into a consent order with the bankruptcy court to receive lease payments on the underlying leases directly form the lessee. Since September 30, 2002, the principal amount owed on this loan has been reduced to $687,000 as of December 21, 2002, as lessees of cars have elected to refinance their leases or purchase their cars with loans directly from the Bank or as loans have paid down in the normal course of business. For additional information on this loan, see "Item 3 - Legal Proceedings."

     Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2002, the Bank had no real estate owned. The Bank had $229,000 of other nonperforming assets, which consisted of the Bank's inventory of repossessed cars.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2002, the Bank had $4.2 million in classified assets consisting of $2.0 million in assets classified as special mention, $2.2 million in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of $853,000 single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2002, and substandard assets consisted of the $229,000 in nonaccrual loans described above.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                       Year Ended September 30,
                                                    -------------------------------------------------------------
                                                     2002          2001          2000         1999         1998
                                                    ------        ------        ------       ------       ------
                                                                             (In thousands)
Balance at beginning of period...................   $  1,563      $   1,403     $  1,273     $  1,034     $   978
                                                    --------      ---------     --------     --------     -------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................         --             20            7           --          --
    Multi-family residential.....................         --             --           --           --          --
    Commercial...................................         --             --           --           --          --
    Construction.................................         --             --           --          (15)         --
  Commercial loans secured.......................        159             --           --           --          --
  Consumer.......................................        530            324          201         (217)       (278)
                                                    --------      ---------     --------     --------     -------
Total charge-offs................................        689            344          208         (232)       (278)

Recoveries:
  Real estate mortgage:
    Single-family residential....................         --             --           --           --          --
    Multi-family residential.....................         --             --           --           --          --
    Commercial...................................         --             --           --           --          --
    Construction.................................         --             --           --           --          --
  Commercial loans secured.......................         --             --           --           --          --
  Consumer.......................................        429            172          176          132         215
                                                    --------      ---------     --------     --------     -------
Total recoveries.................................        429            172          176          132         215
Net loans charged off............................       (260)          (172)         (32)        (100)        (63)
Provision for loan  losses.......................        509            332          162          339         119
Allowance assumed in the provision...............        387             --           --           --          --
                                                    --------      ---------     --------     --------     -------
Balance at end of period.........................   $  2,199      $   1,563     $  1,403     $  1,273     $ 1,034
                                                    ========      =========     ========     ========     =======

Ratio of net charge-offs to average
  loans outstanding during the period............         .09%           .07%        .01%        0.05%       (0.04)%
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

                                                                     At September 30,
                                         --------------------------------------------------------------------------
                                                  2002                      2001                     2000
                                         -----------------------    ----------------------    ---------------------
                                                      Percent of                Percent of               Percent of
                                                       Loans in                  Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                         -------    ------------    ------     -----------    ------    -----------
                                                                            (Dollars in thousands)
Real estate:
  Single-family residential.............  $     760     52.9%       $     587     57.94%     $    421      59.42%
  Single-family rental property.........         17      2.0               15      2.66            10       1.98
  Commercial............................        314     14.0              151      5.29           136       5.32
  Construction..........................         70      2.8               40      3.06            70       2.30
Commercial lines of credit..............         46      1.0               --       .14            --        .02
Commercial leases.......................         --       .3               --       .46            --         --
Commercial loans secured................         --       .3               --       .91            --        .57
Consumer................................        992     26.7              770     29.54           766      30.39
                                          ---------    ------       ---------    ------      --------     ------
    Total allowance for loan losses.....  $   2,199    100.00%      $   1,563    100.00%     $  1,403     100.00%
                                          =========    ======       =========    ======      ========     ======
                                                        At September 30,
                                           ------------------------------------------------
                                                  1999                       1998
                                           ---------------------    -----------------------
                                                     Percent of                 Percent of
                                                      Loans in                   Loans in
                                                     Category to                Category to
                                           Amount    Total Loans     Amount     Total Loans
                                           ------    -----------    -------     -----------
                                                       (Dollars in thousands)
Real estate:
  Single-family residential.............   $   452     65.20%       $    413     66.46%
  Single-family rental property.........        10      2.15              10      2.76
  Commercial............................       118      4.54             124      5.00
  Construction..........................        75      2.48              78      4.18
Commercial lines of credit..............        --       .02              --       .03
Commercial leases.......................        --        --              --        --
Commercial loans secured................        --       .48              --        --
Consumer................................       618     25.13             409     21.57
                                         ---------    ------        --------    ------
    Total allowance for loan losses..... $   1,273    100.00%       $  1,034    100.00%
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

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2002 the Bank's securities portfolio consists of both available for sale and held to maturity securities.

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

     At September 30, 2002, mortgage-backed securities with an amortized cost of $33.7 million were classified as held to maturity. At September 30, 2002, the Bank's held to maturity mortgage-backed securities had a weighted average yield of 6.16%.

     At September 30, 2002, mortgage-backed securities with an amortized cost of $59.7 million were classified as available for sale. At September 30, 2002, the Bank's available for sale mortgage-backed securities had a weighted average yield of 4.72%.

     At September 30, 2002, the Bank did not have any CMOs, and the Bank's investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs").

         The following table sets forth the carrying value of the Company's investments at the dates indicated.

                                                                          At September 30,
                                                               -------------------------------------
                                                                 2002           2001          2000
                                                               --------      ----------    ---------
                                                                              (In thousands)
Securities available for sale:
   U.S. government and agency securities....................  $  19,360      $ 14,757      $      --
    Mortgage Backed securities..............................     60,411        11,442             --
    Equity Investment in Mutual Funds.......................     25,723         9,212             --
                                                              ---------      --------      ---------

      Total Available for Sale..............................  $ 105,494      $ 35,411      $      --
                                                              ---------      --------      ---------


 Securities held to maturity:
   U.S. government and agency
       securities...........................................  $   4,496      $ 18,494      $  41,158
   Mortgage-backed securities...............................     33,691        41,655         19,824
   FHLB stock...............................................      3,940         1,834          1,834
                                                              ---------      --------      ---------

      Total Held to Maturity................................  $  42,127      $ 61,983      $  62,816


Total    ...................................................  $ 147,621      $ 97,394      $  62,816
                                                              =========      ========      =========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Company's investment portfolio at September 30, 2002.

                                     One Year or Less       One to Five Years       Five to Ten Years
                                    ------------------    --------------------    --------------------
                                    Carrying   Average     Carrying    Average    Carrying     Average
                                      Value     Yield       Value       Yield       Value       Yield
                                    ---------  -------    ---------   --------    ---------     -------
                                                         (Dollars in thousands)
Securities available for sale:
   U.S. government and  agency
      obligations.................  $     --     --%       $   3,675    3.79%      $  13,139     4.65%
   Mortgage-backed securities.....        --     --            1,507    4.98           3,624     4.93
   Equity Investment in Mutual
     Funds .......................    25,723     4.01             --     --               --      --
                                    --------               ---------               ---------
      Total available for sale....    25,723                   5,182                  16,763
                                    --------               ---------               ---------

                                    More than Ten Years       Total Investment Portfolio
                                    --------------------    -------------------------------
                                    Carrying     Average    Carrying    Market     Average
                                      Value       Yield       Value     Value       Yield
                                    --------     -------    --------    ------     --------
                                                     (Dollars in thousands)
Securities available for sale:
   U.S. government and  agency
      obligations.................  $   2,546      4.34%     $ 19,360  $  19,360    4.45%
   Mortgage-backed securities.....     55,280      4.70        60,411     60,411    4.72
   Equity Investment in Mutual
     Funds .......................         --       --         25,723     25,723    4.01
                                    ---------                --------  ---------
      Total available for sale....     57,826                 105,494    105,494
                                    ---------                --------  ---------

                                     One Year or Less       One to Five Years       Five to Ten Years
                                    ------------------    --------------------    --------------------
                                    Carrying   Average     Carrying    Average    Carrying     Average
                                      Value     Yield       Value       Yield       Value       Yield
                                    ---------  -------    ---------   --------    ---------     -------
                                                              (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................  $     --      -- %     $   3,499    4.35%      $     997     5.58%
   Mortgage-backed securities.....     1,173     5.92          1,443    6.40           3,275     5.64
   FHLB stock ....................        --      --              --     --               --      --
                                    --------               ---------               ---------
      Total held to maturity......     1,173                   4,942                   4,272
                                    --------               ---------               ---------

Total ............................  $ 26,896               $  10,124               $  21,035
                                    ========               =========               =========
                                      More than Ten Years       Total Investment Portfolio
                                      --------------------    -------------------------------
                                      Carrying     Average    Carrying    Market     Average
                                        Value       Yield       Value     Value       Yield
                                       --------    -------    --------    ------     --------
                                                       (Dollars in thousands)
Securities held to maturity:
   U.S. government and  agency
      obligations.................    $      --       -- %     $  4,496  $   4,621    4.63%
   Mortgage-backed securities.....       27,800      6.21        33,691     35,010    6.16
   FHLB stock ....................           --       --          3,940      3,940    5.56
                                      ---------                --------  ---------
      Total held to maturity......       27,800                  42,127     43,571
                                      ---------                --------  ---------

Total ............................    $  85,626                $147,621  $ 149,065
                                      =========                ========  =========

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine ("ATM") network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its sixteen offices. The Bank also has a remote ATM at the Forest Hill Lanes in Forest Hill, Maryland. In addition, during fiscal 1999, the Bank expanded its ATM network by installing ATMs at three community colleges in Baltimore County. During fiscal year 2000, the Bank introduced Remote Banking which is an Internet based banking system to provide additional customer convenience.

     Savings deposits in the Bank at September 30, 2002 were represented by the various types of savings programs described below.

Interest       Minimum                                                    Minimum       Balances     Percentage of
  Rate           Term                     Category                         Amount      (In thousands) Total Savings
--------       -------                    --------                        --------     -------------- -------------
                                    Demand deposits:
 .68%          None                   NOW and Super NOW accounts          $     250    $   45,827          9.19%
1.46           None                   Money market                              250        18,909          3.79
                                                                                       ----------       -------
                                            Total demand deposits                          64,736         12.98
                                    Passbook savings deposits:
1.52           None                   Regular passbook                           25        62,922         12.61
1.94           None                   Money market passbook                  10,000        29,379          5.89
                                                                                       ----------       -------
                                    Total passbook savings deposits                        92,301         18.50

                                    Certificates of Deposit
                                    -----------------------

1.85           3 months or less     Fixed-term, fixed-rate                    1,000        14,926          2.99
3.28           6 months             Fixed-term, fixed-rate                    1,000        21,952          4.40
2.92           12 months            Fixed-term, fixed-rate                      100        73,806         14.80
3.66           18 months            Fixed-term, fixed-rate                      100        20,932          4.20
4.29           24  months           Fixed-term, fixed-rate                      100        34,065          6.83
6.57           30 months            Fixed-term, fixed-rate                      100        22,533          4.52
5.54           36 months            Fixed-term, fixed-rate                      100        13,111          2.63
6.03           42 months            Fixed-term, fixed-rate                      100           104           .02
5.68           48 months            Fixed-term, fixed-rate                      100         3,804           .76
5.92           60 months            Fixed-term, fixed-rate                      100        61,294         12.29
5.77           $100,000 and over    Fixed-term, fixed-rate                      N/A        73,742         14.78
                                                                                       ----------       -------
                                    Total certificates of deposit                      $  340,269         68.22
               Purchase accounting premiums, net                                            1,392           .28
                                    Accrued interest payable                                   87           .02
                                                                                       ----------       -------
                                            Total deposits                             $  498,785       100.00%
                                                                                       ==========       ======

---------------
*       Represents weighted average interest rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                    Balance at                          Balance at                        Balance at
                                    September    % of      Increase     September     % of     Increase   September    % of
                                    30, 2002    Deposits  (Decrease)    30,  2001   Deposits  (Decrease)  30, 2000   Deposits
                                    ---------   --------  ----------    ---------   -------   ---------   ---------  --------
                                                                        (Dollars in thousands)
NOW ............................... $ 45,827      9.19%    $ 11,788    $ 34,039      10.45%    $ 3,514    $ 30,525    11.35%
Money market deposit...............   18,909      3.79       12,255       6,654       2.04        (679)      7,333     2.73
Passbook savings deposits..........   92,301     18.50       31,357      60,944      18.71       3,665      57,279    21.30
Certificates of deposit............  266,527     53.44       88,855     177,672      54.54      28,448     149,224    55.50
Certificates of deposit
   $100,000 and over...............   73,742     14.78       27,470      46,272      14.20      22,314      23,958     8.91
Purchase accounting premiums,
   net.............................    1,392       .28        1,392          --         --          --          --      --
Accrued interests payable..........       87       .02         (118)        205        .06        (358)        563     .21
                                    --------    ------     --------    --------     ------     -------    --------  ------
                                    $498,785    100.00     $172,999    $325,786     100.00     $56,904    $268,882  100.00
                                    ========    ======     ========    ========     ======     =======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                    Year Ended September 30,
                                 ------------------------------------------------------------------
                                        2002                   2001                   2000
                                 --------------------  -------------------     --------------------
                                 Average     Average   Average     Average      Average     Average
                                 Balance     Rate (1)  Balance      Rate       Balance        Rate
                                 -------     --------  -------     -------     -------     -------
                                                        (Dollars in thousands)
NOW...........................   $  25,423     1.71%    $   21,663     1.57 %  $   21,917     2.06%
Money market deposits.........       9,920     1.74          7,005     2.52         8,115     3.03
Passbook savings deposits.....      72,364     3.15         57,809     2.57        58,378     3.40
Non-interest-bearing demand
   deposits...................      12,583       --         10,671       --         8,043      --
Certificates of deposit.......     262,439     4.23        200,584     5.87       154,853     5.31
                                 ---------              ----------             ----------
    Total.....................   $ 382,729     3.65     $  297,732     4.63    $  251,306     4.32
                                 =========              ==========             ==========

--------
(1)  Annualized.

     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

                                                                        At September 30,
                                                               -------------------------------------
                                                                 2002         2001           2000
                                                                ------       ------         ------
                                                                         (In thousands)
1.76 -   2%.................................................  $   16,369     $      --     $      --
2.01 -   4%.................................................     167,206        23,525            --
4.01 -   6%.................................................      80,228        90,699        93,428
6.01 -   8%.................................................      76,466       109,720        79,754
                                                              ----------     ---------     ---------
                                                               $ 340,269     $ 223,944     $ 173,182
                                                               =========     =========     =========

     The following table sets forth the amount and maturities of time deposits at September 30, 2002.

                                                                    Amount Due
                                  ------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years        Total
----                              --------        ---------        ---------       -------       -------
                                                                    (In thousands)
 1.76 - 2%....................     $  16,369       $      --      $      --        $     --      $  16,369
 2.01 - 4%....................       122,989          29,743         13,107           1,367        167,206
 4.01 - 6%....................        35,856          16,865          2,422          25,086         80,229
 6.01 - 8%....................        33,937           5,202         29,412           7,914         76,465
                                   ---------       ---------      ---------        --------      ---------
                                   $ 209,151       $  51,810      $  44,941        $ 34,367      $ 340,269
                                   =========       =========      =========        ========      =========



     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002. At such date, such deposits represented 14.78% of total deposits and had a weighted average rate of 5.77%.

                                                    Certificates
       Maturity Period                               of Deposit
       ----------------                            --------------
                                                  (In thousands)

       Three months or less.........................  $  13,035
       Over three through six months................     12,434
       Over six through 12 months...................     12,427
       Over 12 months...............................     35,846
                                                      ---------
             Total..................................  $  73,742
                                                      =========

     The following table sets forth the savings activities of the Bank for the periods indicated.

                                                                       Year Ended September 30,
                                                               ---------------------------------------
                                                                  2002          2001          2000
                                                               ----------    ----------    -----------
                                                                          (In thousands)
Deposits....................................................  $   682,641   $  653,749     $  593,370
Increase from WHG merger....................................      118,218           --             --
Withdrawals.................................................     (641,844)    (610,630)      (568,720)
                                                              -----------   -----------    ----------
Net increase (decrease) before interest  credited...........      159,015       43,119         24,650
Interest credited...........................................       13,984       13,785         10,867
                                                              -----------   ----------     ----------
    Net increase in savings  deposits.......................  $   172,999   $   56,904     $   35,517
                                                              ===========   ==========     ==========

     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 11% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At September 30, 2002, the Bank had $25.7 million in outstanding FHLB advances.

     On June 27, 2002, the Company established a trust subsidiary (the "Trust"), which issued and sold to private investors 12,500 securities with a liquidation amount of $1,000 per security, for a total of $12.5 million of preferred securities. The Company funded the Trust with $387,000 in exchange for 100% of the Trust's common securities. The Trust used the proceeds from these transactions to purchase $12,887,000 of floating rate subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Trust, and the Trust in turn makes interest payments on the trust preferred securities to the private investors.

     The trust preferred securities and subordinated debentures are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2002 was 5.51%. The junior subordinated debentures are the sole assets of the Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million of subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank. Based on the current interest rate of 5.425%, the Company would have an annual expense of $688,000 related to the trust preferred securities.

     Payments to be made by the Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.65% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after June 30, 2007, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2002, the Bank was authorized to invest up to approximately $17.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has two subsidiary service corporations, Baltimore County Service Corp. ("BCSC") and Ebenezer Road, Inc. ("Ebenezer Road"). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated ("Route 543"). BCSC was formed in the mid 1970's for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 2002, BCSC conducted immaterial activities. Route 543 currently is inactive. At September 30, 2002, BCSC had substantially no assets or liabilities. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor's single interest insurance on automobile loans, as well as mortgage life insurance and annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2002.

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

     Management considers its market area for gathering deposits and making loans to be the Baltimore Metropolitan Area in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at

September 30, 2002, it had approximately 1.87% of deposits held by all banks and savings institutions in the Baltimore Metropolitan Area.

EMPLOYEES

     As of September 30, 2002, the Company had 152 full-time and 20 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

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

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2002, the Bank had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2002, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $576.7 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of September 30, 2002, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2002, see Note 16 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The interest rate risk rule did not have a material effect on the Bank's risk-based capital at September 30, 2002.

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

     At September 30, 2002, the percentage of the Bank's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2002, of $3.9 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2002, the Bank had $25.7 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million, plus 10% on the amount over $42.8 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2002, the Bank met its reserve requirements.

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

     At September 30, 2002, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $6.8 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $3.4 million.

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

     Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Company, the MHC, BCSB Bankcorp Capital Trust I and any company which would be under common control with the Bank.

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

     For additional information regarding taxation, see Note 15 of Notes to Financial Statements.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2002.

                                                                     Book Value at      Approximate    Deposits at
                         Year       Owned or       Expiration Date   September 30,        Square     September 30,
                        Opened       Leased        (If Leased) (1)       2002             Footage         2002
                        ------       ------        ---------------      ------            -------        ------
                                                                                                      (Deposits in
                                                                                                       thousands)
MAIN OFFICE:
     Perry Hall          1955       Leased (2)   November 2003       $   234,186          8,000         $   130,149

BRANCH OFFICES:
     Bel Air             1975       Leased       June 2008                    --          2,000              40,125
     Dundalk (3)         1976       Leased       June 2006                    --          1,700              43,021
     Timonium            1978       Leased       July 2008                    --          1,250              60,553
     Catonsville         1981       Leased       February 2006                --          1,750              36,109
     Abingdon            1999       Leased (2)   October 2008            461,354          1,800              10,400
     Forest Hill         1999       Leased (2)   July 2019               401,150          1,800              16,848
     Essex               1999       Leased       November 2004                --          3,200               8,924
     Hickory             2000       Leased (2)   January 2020            461,159          1,800               6,623
     White Marsh         2000       Leased (2)   January 2015            517,457          1,800              17,448
     Carney              2001       Leased       July 2011                    --          2,100              12,741
     Lutherville (4)     2002       Owned                                622,650          7,440              36,352
     Golden Ring (4)     2002       Leased       May 2006                     --                             30,313
     Hamilton (4)        2002       Owned                                101,645          1,500               9,961
     Woodlawn (4)        2002       Leased       July 2004                    --                             13,263
     Ellicott City (4)   2002       Leased       August 2020                  --                             25,955

ADMINISTRATIVE OFFICE:
     4111 E. Joppa Road  1994       Owned                              1,327,362         18,000
     Warehouse           1998       Leased       September 2004                           4,800

---------------

(1) All leases have at least one five-year renewal option, except for Woodlawn, Ellicott City and Golden Ring locations.


(2)  Building is owned, but land is leased.
(3) The Bank also is leasing a kiosk and drive-in ATM facility at this location.
(4)  Branch acquired in WHG Bancshares acquisition.

     The book value of the Bank's investment in premises and equipment totaled $8.6 million at September 30, 2002. See Note 6 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. Except as set forth below, at September 30, 2002, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

     The Bank has obtained judgments in the amount of $1,500,000 against Key Leasing & Rental, Inc. and related parties before the Circuit Court of Baltimore County, and filed similar claims against the same Defendants in pending bankruptcy cases. The judgments and bankruptcy filing seek to secure the Bank's interest in automobile leases pledged as collateral to Baltimore County Savings Bank and to recover any deficiency balances remaining after the disposal of the collateral. The Bank has foreclosed upon the collateral pursuant to a consent agreement reached between the Bank and the US Bankruptcy Trustee.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE ACT
--------------------------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "-- Compensation Committee Report on Executive Compensation," "-- Comparative Stock Performance Graph" and " -- Director Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     (a) and (b)    Security Ownership of Certain Beneficial Owners and Security
                    Ownership of Management

                    Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (c)             Changes in Control

                    Management  of  the  Company   knows  of  no   arrangements,
                    including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     Item 201(d)    Equity Compensation Plans

                    The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                        warrants and rights       options, warrants and rights     reflected in column (a))
                                        -------------------       ----------------------------     ------------------------
                                                (a)                            (b)                           (c)
Equity compensation plans
  approved by security holders                225,850                         $9.47                        288,798

Equity compensation plans not
  approved by security holders

       Total                                  225,850                         $9.47                        288,798


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Statement of Financial Condition as of September 30, 2002 and 2001
          Consolidated Statements of Operations for the Years Ended September 30, 2002 and 2001
          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002 and 2001
          Consolidated Statements of Cash Flows for the Years Ended September 30, 2002 and 2001
          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

      No.         Description
      --          -----------
*      3.1        Charter of BCSB Bankcorp, Inc.
*      3.2        Bylaws of BCSB Bankcorp, Inc.
**     4          Form of Common Stock Certificate of BCSB Bankcorp, Inc.
***   10.1        BCSB Bankcorp, Inc. 1999 Stock Option Plan
***   10.2        BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement
*     10.3        Amended and Restated Form of  Change-in-Control  Severance  Agreements  between  Baltimore County
                  Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran
      10.4        Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended
*     10.5        Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan
      10.6        Form of  Change-in-Control  Severance  Agreements  between  Baltimore County Savings Bank, F.S.B.
                  and David M. Meadows and Bonnie M. Klein
      10.7        Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan
      13          2002 Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of Anderson Associates, LLP
      99          Certification pursuant to 18 U.S.C. Section 1350

___________
*      Incorporated  herein  by  reference  from the  Company's  Registration  Statement  on Form  SB-2  (File  No.
       333-44831).
**     Incorporated herein by reference from the Company's Registration Statement on Form 8-A (File No. 0-24589).
***    Incorporated  herein  by  reference  from the  Company's  Annual  Report  on Form  10-K  for the year  ended
       September 30, 1999 (File No. 0-24589).

     (b)  REPORTS ON FORM 8-K. On July 25,  2002,  the  Company  filed a Current
          -------------------
          Report on Form 8-K with respect to the event on July 24, 2002, reporting under Item 2 the completion of its acquisition of WHG Bancshares, Inc. ("WHG") and under Item 7 as to exhibits and financial statements. The Company fled an amendment to the Form 8-K on September 20, 2002 (the "Form 8-K/A"),
          reporting under Item 2 its acquisition of WHG Bancshares, Inc., and under Item 7 the following financial statements were filed:

          1. The following  documents  have been filed with the  Securities  and
          Exchange Commission (the "Commission") by WHG pursuant to the Securities Exchange Act of 1934, as amended, and were incorporated by reference in the Form 8-K/A. All documents that are as of September 30, 2001 and 2000 were incorporated by reference from WHG's Annual Report on Form 10-KSB for the year ended September 30, 2001 filed with the Commission on December 21, 2001. All documents that are as of or for the Six Months March 31, 2002 and 2001 were incorporated by reference from WHG's Quarterly Report on Form 10-QSB for its second fiscal quarter ended March 31, 2002 filed with the Commission on May 13, 2002.

          (i) Consolidated Statements of Financial Condition as of September 30, 2001 and 2000 and as of March 31, 2002, and notes thereto.

          (ii) Consolidated   Statements  of  Operations  for  the  Years  Ended
               September 30, 2001 and 2000 and for the Six Months Ended March 31, 2002 and 2001, and notes thereto.

          (iii)Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001 and 2000, and notes thereto.

          (iv) Consolidated Statements of Cash Flows for the Years Ended September 30, 2001 and 2000, and for the Six Months Ended March 31, 2002 and 2001, and notes thereto.

          (v) Independent Auditors' Report dated as of November 7, 2001 relating to the consolidated statements of financial condition of WHG and Subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2001, filed with WHG's Annual Report on Form 10-KSB for the year ended September 30, 2001.

          2.  Unaudited  pro  forma  condensed  combined  financial   statements
          prepared to illustrate the effect of the acquisition.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BCSB BANKCORP, INC.

December 27, 2002
                                       By: /s/ Gary C. Loraditch
                                           -------------------------------------
                                           Gary C. Loraditch
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary C. Loraditch                                         December 27, 2002
-----------------------------------------------
Gary C. Loraditch
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bonnie M. Klein                                           December 27, 2002
-----------------------------------------------
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl                                             December 27, 2002
----------------------------------------------
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox                                             December 27, 2002
----------------------------------------------
H. Adrian Cox
Vice Chairman of the Board


----------------------------------------------
William J. Kappauf, Jr.
Director

/s/ William M. Loughran                                       December 27, 2002
----------------------------------------------
William M. Loughran
Vice President and Director

/s/ John J. Panzer, Jr.                                       December 27, 2002
----------------------------------------------
John J. Panzer, Jr.
Director


----------------------------------------------
P. Louis Rohe, Jr.
Director

/s/ Michael J. Klein                                          December 27, 2002
----------------------------------------------
Michael J. Klein
Director

                                  CERTIFICATION


I, Gary C. Loraditch, President and Chief Executive Officer of BCSB Bankcorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of BCSB Bankcorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


                                  /s/ Gary C. Loraditch
                                  -------------------------------------
                                  Gary C. Loraditch
                                  President and Chief Executive Officer

                                  CERTIFICATION


I, Bonnie M. Klein, Vice President and Chief Financial Officer of BCSB Bankcorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of BCSB Bankcorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


                                      /s/ Bonnie M. Klein
                                      ------------------------------------------
                                      Bonnie M. Klein
                                      Vice President and Chief Financial Officer