Form 10-Q
period 2002-12-31
BCSB BANKCORP INC
filed 2003-02-14
CIK 1052101

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          UNITED STATES                                           52-2108333
-------------------------------                              -------------------
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

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     ---     ---

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
   ---      ---

     As of January 31, 2002, the issuer had 5,874,082 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
            December 31, 2002 (unaudited) and September 30, 2002...............2

         Consolidated Statements of Operations for the Three Months
            Ended December 31, 2002 and 2001 (unaudited).......................3

         Consolidated Statement of Comprehensive Income for the Three
            Months Ended December 31, 2002 and 2001 (unaudited)................4

         Consolidated Statements of Cash Flows for the Three  Months
            Ended December 31, 2002 and 2001 (unaudited).......................5

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation...........................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........18

Item 4.  Controls and Procedures..............................................18


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 3.  Defaults Upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19


SIGNATURES....................................................................20

CERTIFICATIONS................................................................21

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                               2002               2002
                                                                         ---------------     --------------
                                                                             (Unaudited)
                     Assets
                     ------
Cash                                                                     $    9,774,030      $    6,467,598
Interest bearing deposits in other banks                                     10,948,650          15,808,342
Federal funds sold                                                            6,096,045           3,527,387
Investment securities, held to maturity                                       3,496,130           4,495,986
Investment securities, available for sale                                    62,914,538          45,083,287
Loans receivable, net                                                       393,831,517         396,616,729
Loans held for sale                                                             252,262                  --
Mortgage backed securities, held to maturity                                 29,055,550          33,691,430
Mortgage backed securities, available for sale                               63,497,888          60,411,132
Premises and equipment, net                                                   8,533,702           8,630,812
Federal Home Loan Bank of Atlanta stock                                       3,673,395           3,939,700
Accrued interest receivable                                                   1,789,187           2,187,458
Prepaid and deferred income taxes                                               992,620           1,268,370
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         489,000             542,000
Other assets                                                                  1,843,801           2,097,791
                                                                         --------------      --------------
Total assets                                                             $  599,482,642      $  587,065,349
                                                                         ==============      ==============
             Liabilities and Stockholders' Equity
             ------------------------------------

Liabilities
-----------
  Checks outstanding in excess of bank balance                           $           --             390,799
  Deposits                                                                  510,185,473         498,785,268
  Advances from the Federal Home Loan Bank of Atlanta                        26,918,050          26,968,099
  Trust Preferred Securities                                                 12,500,000          12,500,000
  Advance payments by borrowers for taxes and insurance                       1,263,278           1,194,371
  Income taxes payable                                                           31,835              58,226
  Dividends payable                                                             264,891             264,891
  Other liabilities                                                           2,631,788           1,598,132
                                                                         --------------      --------------
Total liabilities                                                           553,795,315         541,759,786

Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,874,082 issued and outstanding at December 31, 2002
    and September 30, 2002 respectively)                                         58,741              58,741
  Additional paid-in capital                                                 20,314,451          20,302,518
  Obligation under Rabbi Trust                                                1,166,595           1,156,870
  Retained earnings (substantially restricted)                               25,467,370          25,279,752
  Accumulated Other Comperhensive Income (net of taxes)                         791,310             664,554
  Employee Stock Ownership Plan                                                (914,640)           (960,372)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         --------------      --------------
                                                                             45,687,237          45,305,563
                                                                         --------------      --------------
Total liabilities and retained earnings                                  $  599,482,642      $  587,065,349
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 FOR THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                             -----------------------------
                                                                  2002              2001
                                                                -------           --------
Interest Income
---------------
  Interest and fees on loans                                 $  7,007,783      $ 5,104,196
  Interest on mortgage-backed securities                        1,055,779          826,213
  Interest and dividends on investment securities                 527,281          673,072
  Other interest income                                            91,146           59,075
                                                             ------------      -----------
Total interest income                                           8,681,989        6,662,556

Interest Expense
----------------
  Interest on deposits                                          3,675,763        3,629,674
  Interest on borrowings - short term                              56,975          195,423
  Interest on borrowings-long term                                274,773               --
  Other interest expense                                          178,726            1,000
                                                             ------------      -----------
Total interest expense                                          4,186,237        3,826,097
                                                             ------------      -----------

  Net interest income                                           4,495,752        2,836,459
  Provision for losses on loans                                   281,998           63,862
                                                             ------------      -----------
  Net interest income after provision
     for losses on loans                                        4,213,754        2,772,597

Other Income
------------
  Gain on sale of loans                                            66,985           18,265
  Provision for losses on loans held for sale                          --          (47,821)
  Servicing fee income                                                  3            3,759
  Fees and charges on loans                                        50,745           40,364
  Fees on transaction accounts                                    129,290           87,987
  Rental income                                                    37,047           23,730
  Gain from sale of Investments                                    25,000               --
  Gain from sale of Mortgage Backed Securities                     70,010               --
  Miscellaneous income                                             46,674           20,485
                                                             ------------      -----------
  Net other income                                                425,754          146,759

Non-Interest Expenses
---------------------
  Salaries and related expense                                  2,137,591        1,376,051
  Occupancy expense                                               394,983          297,161
  Deposit insurance premiums                                       49,618           33,533
  Data processing expense                                         411,591          231,072
  Property and equipment expense                                  310,508          224,129
  Professional fees                                                58,176           44,917
  Advertising                                                     227,764          268,017
  Telephone, postage and office supplies                          154,650          102,410
  Other expenses                                                  162,900          141,423
                                                             ------------      -----------
  Total non-interest expenses                                   3,907,781        2,718,713
                                                             ------------      -----------
Income before tax provision                                       731,727          200,643
Income tax provision                                              279,218           77,467
                                                             ------------      -----------

Net income                                                   $    452,509      $   123,176
                                                             ============      ===========

Basic and diluted earnings per share                         $       0.08      $      0.02
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         for Three Months Ended
                                                        ------------------------
                                                              December 31,
                                                        ------------------------
                                                          2002           2001
                                                         -------       --------
Net Income                                             $ 452,509      $ 123,176
Other comprehensive income, net of tax:
 Unrealized net holding (losses)/gains on
  available-for-sale portfolios                          185,510       (298,029)
Reclassification adjustment for gains
  included in net income, net of tax                     (58,754)            --
                                                       ---------      ---------
Comprehensive income (loss)                            $ 579,265      $(174,853)
                                                       =========      =========

See acompanying notes to financial statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                               FOR THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                               2002                2001
                                                                           -----------         -----------
Operating Activities
--------------------
   Net Income                                                              $   452,509         $   123,176
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                        (4,652)             (3,255)
    Dividends on Investment Securities                                        (211,204)           (176,203)
    Gain on sale of investments                                                (25,000)                 --
    Loans originated for sale                                               (2,108,541)         (4,251,759)
    Loans sold                                                               1,923,264             862,241
    Gain on sale of loans                                                      (66,985)            (18,264)
    Loan fees and costs deferred, net                                          (73,142)             59,344
    Amortization of deferred loan cost, net                                    (17,136)            (45,048)
    Provision for losses on loans                                              281,998              63,892
    Provision for loss on loans held for sale                                       --              47,821
    Non-cash compensation under Stock-Based Benefit Plan                        57,665              44,542
    Amortization of premium on mortgage backed securities                      139,569               9,979
    Amortization of purchase premiums and discounts, net                      (260,897)                 --
    Gain on sale of mortgaged backed securities                                (70,010)                 --
    Provision for depreciation                                                 241,983             200,169
    Decrease in accrued interest receivable on loans                           265,212             116,657
    Decrease in accrued interest receivable on investments                      99,191             193,985
    Decrease/ (increase) in accrued interest receivable on mortgage
         backed securities                                                      36,868             (69,242)
    Decrease/ (increase) in prepaid income taxes                               187,556            (311,753)
    Decrease/ (increase) in other assets                                       253,990            (187,409)
    Decrease in accrued interest payable on deposits                           (39,955)            (73,396)
    (Decrease)/ increase in income taxes payable                               (26,391)            125,881
    Increase/ (decrease) in other liabilities and payables to
          disbursing agents                                                  1,033,656            (913,660)
    Increase in obligation under Rabbi-Trust                                     9,725                  --
                                                                           -----------         -----------
        Net cash used by operating activities                                2,079,273          (4,202,332)

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                               FOR THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                               2002                2001
                                                                           -----------         -----------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $          --       $   2,154,000
    Purchases of investment securities - available for sale                  (24,080,065)        (17,446,000)
    Proceeds from maturities of investment securities - available for sale     5,500,000           1,500,000
    Proceeds from sale of investment securities- available for sale            1,025,000                  --
    Purchases of investment securities - held to maturity                             --            (500,000)
    Proceeds from maturities of investment securities - held to maturity       1,000,000           6,500,000
    Longer term loans originated                                             (16,507,135)        (12,755,432)
    Principal collected on longer term loans                                  21,516,122          22,305,990
    Net increase in short-term loans                                          (2,560,117)        (13,012,473)
    Principal collected on mortgage backed securities - available for sale     6,548,288           3,371,613
    Purchase of mortgage backed securities - available for sale              (16,322,869)        (19,921,432)
    Proceeds from sale of mortgaged backed securities- available for sale      6,782,470
    Principal collected on mortgage backed securities - held to maturity       4,606,048           4,438,351
    Proceeds from sales of foreclosed realestate                                      --              80,569
    Investment in premises and equipment                                        (144,873)           (221,157)
    Proceeds from sale if Federal Home Loan Bank of Atlanta stock                266,305                  --
                                                                            ------------        ------------
        Net cash used by investing activities                                (12,370,826)        (23,505,971)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                            (390,799)             --
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                6,057,205           6,378,758
    Net increase  in certificates of deposit                                   5,905,436          15,370,596
    Increase in Federal Home Loan Bank of Atlanta advances                            --           3,000,000
    Repayment of Federal Home Loan Bank of Atlanta advances                           --          (3,000,000)
    Acquisition of stock for Rabbi Trust                                              --             (57,000)
    Increase in Dividends Payable                                                     --                   1
    Dividends paid on stock                                                     (264,891)           (264,046)
                                                                            ------------        ------------
        Net cash provided by financing activities                             11,306,951          21,428,309
                                                                            ------------        ------------

Decrease/ (increase) in cash and cash equivalents                              1,015,398          (6,279,994)
Cash and cash equivalents at beginning of period                              25,703,327          12,968,998
                                                                            ------------        ------------
Cash and cash equivalents at end of period                                  $ 26,718,725        $  6,689,004
                                                                            ============        ============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                               FOR THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                               2002                2001
                                                                           -----------         -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   9,774,030       $   4,154,535
    Interest bearing deposits in other banks                                  10,948,650           2,169,339
    Federal funds sold                                                         6,096,045             564,130
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     26,818,725           6,888,004
        Less - certificate of deposit with a maturity of
          more than three months                                                 100,000             199,000
                                                                           -------------       -------------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  26,718,725       $   6,689,004
                                                                           =============       =============
Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   4,210,016       $   3,872,672
                                                                           =============       =============
    Income taxes                                                           $      50,000       $          --
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 -  Principals of Consolidation
          ---------------------------

          BCSB Bankcorp, Inc. (the "Company") owns 100% of BCSB Bankcorp Capital Trust I and Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products.

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
          United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

Note 3 -  Cash Flow Presentation
          ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4-   Pro-Forma Income
          ----------------

          Merger Agreement - On July 24, 2002, the Company acquired WHG Bancshares Corporation, the holding company for Heritage Savings Bank, a federally chartered savings bank. Holders of outstanding shares of WHG Bancshares received $14.25 in cash.

          The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, July 24, 2002. The Company recorded net premiums of $2,779,968 on assets and $2,981,701 on liabilities. A core deposit intangible of $630,000 was also recorded. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of purchase price over the estimated fair value of the underlying net assets of $2,294,327 was allocated to goodwill. Goodwill will be assessed for impairment on an annual basis.

          The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the years ended December 31, 2002 and 2001 as if the transaction had occurred at the beginning of the period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                                                      For the three months ended
                                                      --------------------------
                                                           December 30, 2001
                                                           -----------------

Net interest income                                         $3,658,370
Net income                                                     213,519
Diluted net income per share                                      0.04

Note 5 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2002 and 2001 is as follows:

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 5 -  Earnings Per Share (Continued)
          ------------------

                                                               For the Three months Ended December 31, 2002
                                                              ----------------------------------------------
                                                                Income               Shares       Per Share
         Basic EPS                                            (Numerator)       (Denominator)       Amount
         ---------                                            -----------       -------------     ----------

         Income available to shareholders                     $   452,509        5,718,212       $       0.08

         Effect of dilutive shares                                     --           33,792                 --
                                                              -----------       ----------       ------------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   452,509        5,752,004       $       0.08
                                                              ===========       ==========       ============
                                                               For the Three months Ended December 31, 2001
                                                              ----------------------------------------------
                                                                Income               Shares       Per Share
         Basic EPS                                            (Numerator)       (Denominator)       Amount
         ---------                                            -----------       -------------     ----------

         Income available to shareholders                     $   123,176        5,562,886       $    0.02

         Effect of dilutive shares                                     --          136,585              --
                                                              -----------       ----------       ---------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   123,176       $5,699,471       $     .02
                                                              ===========       ==========       =========

Note 6 -  Regulatory Capital
          ------------------

          The following table sets forth the Bank's capital position at December 31, 2002.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                           Actual                Adequacy Purposes          Action Provision
                                    ----------------------    ----------------------    ----------------------
                                    Actual           % of     Required         % of     Required       % of
                                    Amount           Assets   Amount          Assets    Amount         Assets
                                    ------           ------   --------        ------    --------       ------
                                                                   (unaudited)
Tangible (1)                     $ 47,245,070          8.01%  $ 8,847,783     1.50%        N/A          N/A
Tier 1 capital (2)                 47,245,070         13.95          N/A       N/A     20,323,556       6.00%
Core (1)                           47,245,070          8.01    23,594,087     4.00     29,492,608       5.00
Risk-weighted (2)                  49,587,170         14.64    27,098,519     8.00     33,873,148      10.00

____________
(1)      To adjusted total assets.
(2)      To risk-weighted assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RECENT ACQUISITION

     On July 24, 2002, the Company and the Bank completed the acquisition of WHG Bancshares Corporation ("WHG Bancshares") and its wholly owned subsidiary, Heritage Savings Bank, F.S.B. ("Heritage Bank"). Stockholders of WHG Bancshares received $14.25 per share in cash for each of the 1,285,050 outstanding shares of WHG Bancshares's common stock. As a result of the merger, Heritage Bank merged into the Bank and its five locations became branch offices of the Bank. The aggregate purchase price was approximately $18.3 million. The transaction was accounted for using the purchase method.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

     During the three months ended December 31, 2002, the Company's assets increased by $12.4 million, or 2.1% from $587.1 million at September 30, 2002 to $599.5 million at December 31, 2002. Loans receivable, net decreased by $2.5 million, or .6%, from $396.6 million at September 30, 2002 to $394.1 million at December 31, 2002. The Company's mortgage-backed securities available for sale increased by $3.1 million, or 5.1%, from $60.4 million at September 30, 2002 to $63.5 million at December 31, 2002. The Company's mortgage-backed securities held to maturity decreased by $4.6 million or 13.8% from $33.7 million at September 30, 2002 to $29.1 million at December 31, 2002. The Company's investment portfolio available for sale increased $17.8 million or 39.6%, from $45.1 million at September 30, 2002 to $62.9 million at December 31, 2002. The Company's investment portfolio held to maturity decreased $1.0 million from $4.5 million at September 30, 2002 to $3.5 million at December 31, 2002. The Company's deposits increased by $11.4 million, or 2.3%, from $498.8 million at September 30, 2002 to $510.2 million at December 31, 2002. The increase in deposits was achieved through normal marketing efforts and the acquisition of WHG Bancshares. The growth in deposits helped to fund security purchases.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Net Income. Net income increased by $329,000, or 267.3%, from $123,000 for the three months ended December 31,2001 to $452,000 for the three months ended December 31, 2002. The increase in net income was primarily attributable to increased interest income due to an increase in the average balance of loans of $120.3 million, from $271.5 million at December 31, 2001 to $391.8 million at December 31, 2002, of which $116.8 million was a result of the merger with WHG Bancshares.

     Net Interest Income. Net interest income was $4.5 million for the three months ended December 31, 2002, compared to $2.8 million for the three months ended December 31, 2001, representing an increase of $1.7 million, or 58.5%. The increase was primarily due to the increase in the volume of interest-earning assets.

     Interest Income. Interest income increased by $2.0 million, or 30.3% from $6.7 million for the three months ended December 31, 2001 to $8.7 million for the three months ended December 31, 2002. Interest and fees on loans increased by $1.9 million, or 37.3%, from $5.1 million for the three months ended December 31, 2001 to $7.0 million for the three months ended December 31, 2002. This was primarily due to a $120.3 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 37 basis points from 7.5% at December 31, 2001 to 7.2% at December 31, 2002. The increase in the average balance of loans was primarily attributable to the merger with WHG Bancshares which consisted of $116.8 million in loans receivable. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $230,000 or 27.8% from $826,000 for the three months ended December 31, 2001 to $1.1 million for the three months ended December 31, 2002. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $61.7 million at December 31, 2001 to $92.8 million at December 31, 2002. Interest and dividends on investment securities decreased by $146,000 or 21.7% from $673,000 for the three months ended December 31, 2001 to $527,000 for the three months ended December 31, 2002. This was primarily due to a decrease in the average rate received on investments from 6.08% at December 31, 2001 to 3.76% at December 31,2002.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.8 million for the three months ended December 31, 2001 to $4.2 million for the three months ended December 31, 2002 a change of $360,000 or 9.4%. Interest on deposits increased $46,000 due to an increase in the average volume of deposits by $163.0 million from $341.2 million at December 31, 2001 to $504.2 million at December 31, 2002. The average yield on deposits decreased by 133 basis points from 4.25% at December 31, 2001 to 2.92% at December 31, 2002. The Company was able to increase its deposits through its use of advertising and the acquisition of WHG Bancshares. Interest on short-term borrowings decreased by $138,000 for the three months ended December 31, 2002, and interest on long-term borrowings increased by $274,000. This increase was primarily due to an increase of $7.5 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the quarter ended December 31, 2002. Also contributing to interest expense was interest on the Trust Preferred Securities which was $178,000 for the period ending December 31, 2002.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period ended December 31, 2002. The period ended December 31, 2001 average balances were computed using month-end balances, except for Other Investments which were computed using daily balances. Total average assets are computed using month-end balances.

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

                                                               THREE MONTHS ENDED DECEMBER 31
                                               --------------------------------------------------------------------------
                                                            2002                                     2001
                                               ---------------------------------       ----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 391,822    $   7,008        7.15%     $  271,499    $  5,104         7.52%
   Mortgage-backed securities...............      92,795        1,056        4.55          61,694         826         5.36
   Dividends and investment securities......      56,096          527        3.76          44,298         673         6.08
   Other Investments........................      24,336           91        1.50           8,183          59         2.88
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     565,049        8,682        6.15         385,674       6,662         6.91
Noninterest-earning assets..................      30,496                                   19,087
                                               ---------                               ----------
       Total assets.........................   $ 595,545                               $  404,761
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 504,238        3,676        2.92         341,283       3,630         4.25
   FHLB Advances............................      25,760          332        5.16          18,300         195         4.26
   Trust Preferred Securities...............      12,500          178        5.70              --          --           --
   Other liabilities........................       1,435            1        0.28           1,708           1         0.23
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     543,933        4,187        3.08         361,291       3,826         4.24
Noninterest-bearing liabilities.............       5,125    ---------      ------             814    --------        -----
                                               ---------                               ----------
       Total liabilities....................     549,058                                  362,105
Stockholders' equity .......................      46,487                                   42,656
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 595,545                               $  404,761
                                               =========                               ==========

Net interest income.........................                $   4,495                                $  2,836
                                                            =========                                ========
Interest rate spread........................                                 3.07%                                    2.67%
                                                                           ======                                   ======
Net interest margin.........................                                 3.18%                                    2.94%
                                                                           ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               103.88%                                  106.75%
                                                                           ======                                   ======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $282,000 for the three months ended December 31, 2002, as compared to $64,000 for the three months ended December 31, 2001, representing an increase of $218,000. Loan chargeoffs for the three months ended December 31, 2002 were $243,000 as compared to $107,000 for the three months ended December 31, 2001. Loan recoveries were $195,000 for the three months ended December 31, 2002 compared to $72,000 for the three months ended December 31, 2001. Non performing loans at December 31, 2002 were $759,000 as compared to $693,000 at December 31, 2001. The total loss allowance allocated to domestic loans is $2.3 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $271,000, or 185.0% from $147,000 for the three months ended December 31, 2001 to $418,000 for the three months ended December 31, 2002. The increase in other income for the three months ended December 31 2002 was partially attributable to gains on the sale of loans of $67,000. There was also a gain on the sale of Mortgaged Backed Securities of $70,000 and a gain on the sale of investments of $25,000. These gains were achieved through the Company's implementation of a strategy to mitigate interest rate risk. These gains may not be achieved in the future should market conditions change. Fees on transaction accounts increased by $41,000.

     Non-interest Expenses. Total non-interest expenses increased by $1.2 million, or 43.7%, from $2.7 million for the three months ended December 31, 2001 to $3.9 million for the three months ended December 31, 2002. The increase in non-interest expenses was due to increases in salaries and related expenses of $762,000, or 55.4%. The increase in non-interest expenses also was due in part to the absence of a credit to compensation expense of $125,000 for the quarter ended December 31, 2001 for the directors retirement plan due to the decline of value of the shares held in the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation was classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the directors. No adjustments to compensation expense for the Rabbi Trust were required for the quarter ended December 31, 2002 as a result of stockholder approval of an amendment to the Directors' Retirement Plan at the 2002 annual meeting of stockholders.

     The Company also experienced increases of $181,000, or 78.4% in data processing expenses, from $231,000 at December 31, 2001 to $412,000 at December 31, 2002. This increase was primarily due to an increased number of transaction accounts due to the merger with WHG Bancshares and a rate increase. Occupancy expense increased by $98,000 or 33.0% from $297,000 at December 31, 2001 to $395,000 at December 31, 2002. The Company also experienced increases of
$87,000, or 38.8% in property plant and equipment expense and an increase of $53,000, or 52.0% in telephone postage and office supplies. These increases were due to the cost of the additional branch offices acquired in the WHG Bancshares merger.

     Income Taxes. The Company's income tax expense was $279,000 and $77,000 for the three months ended December 31, 2002 and 2001, respectively. The Company's effective tax rates were 38.2% and 38.6% for the three months ended December 31, 2002 and 2001, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                         December 31, 2002       September 30, 2002
                                                         -----------------       ------------------
                                                                 (dollars in thousands)

Commitments to originate new loans                            $ 8,600                 $12,900
Commitments to originate new loans held for sale                   --                      --
Unfunded commitments to extend credit under existing
    equity line and commercial lines of credit                 17,700                  20,800
Commercial letters of credit                                      350                     431
Commitments to sell loans held for sale                            --                      --

     The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 20 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2002, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of December 31, 2002

                                                  Payments due by period
                                                  ----------------------
                                                  (Dollars in thousands)
                                Less than
                                  1 year      1-3 years     4-5 years    Over 5 years       Total
                                ----------    ---------     ---------    ------------       -----
Deposits                        $20,439        292,885       32,581            --          345,905
Long-term borrowings                 --          3,250       21,500         9,000           33,750
Lease obligations                   738          2,242        1,187         3,425            7,592
                                -------        -------       ------        ------          -------
Total contractual cash
    obligations                 $21,177        298,377       55,268        12,425          387,247
                                =======        =======       ======        ======          =======

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of September 30, 2002 which was filed on Form 10-KSB. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

ASSET QUALITY

     At December 31, 2002, the Company had approximately $973,000 in non-performing assets (nonaccrual loans and real estate owned) or .16% of total assets. At September 30, 2002, non-performing assets were $1.6 million or .28% of total assets. At December 31, and September 30, 2002, impaired loans totaled $671,000 and $0, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 2002, $ 671,000 of impaired loans was on nonaccrual status, and their related reserve for losses totaled $73,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $598,000 during the three months ended December 31, 2002. No interest income has been recorded on impaired loans in the three months ended December 31, 2002. The Bank's net charge-offs for the three months ended December 31, 2002 were $48,000. The Bank's allowance for loan losses was $2.3 million at December 31, 2002 and $2.2 million at September 30, 2002. As a result of the Company's continued shift toward commercial, construction, consumer and home equity loans, and the recent decrease in residential mortgage loans, as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to .61% at December 31, 2002, compared to.58% at September 30, 2002.

     The following table presents an analysis of the Company's non-performing assets:

                                                              At           At
                                                          December 31,  September 30,
                                                             2002          2002
                                                          -----------   ------------
Nonperforming loans:
Nonaccrual loans                                            $  759        $1,391
Loans 90 days past due and accruing                             --            --
Restructured loans                                              --            --
                                                            ------        ------
Total nonperforming loans                                      759         1,391
Other non-performing assets                                    214           229
                                                            ------        ------
Total nonperforming assets                                  $  973        $1,620
                                                            ======        ======
Nonperforming loans to loans receivable, net                   .25%          .35%
Nonperforming assets as a percentage
 of loans and other real estate owned                          .25%          .41%
Nonperforming assets to total assets                           .16%          .28%

     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2002, the Company had $1.7 million in classified assets, consisting of $1.7 million in substandard and loss loans and $0 in real estate owned. At September 30, 2002, the Company had $2.0 million in substandard assets, consisting of $1.8 million in loans and $0 in real estate owned and $214,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At December 31, 2002, the Company has identified approximately $3.3 million in assets classified as special mention.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2002 and 2001, the Company had $16.5 million and $12.8 million, respectively, of loan originations. During the three months ended December 31, 2002 and 2001, the Company purchased investment securities in the amounts of $24.1million and $17.9million, respectively, and mortgage-backed securities in the amounts of $16.3million and $19.9 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of December was approximately 21.4%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2002, cash, interest-bearing deposits in other banks and federal funds sold were $9.8 million, $10.9 million and $6.1 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2002 totaled $204.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank.

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

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2002, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $350,000, $17.7million and $8.6 million respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

     The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income.

     The Company monitors whether material changes in market risk have occurred since September 30, 2002. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

     In addition, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

        The following exhibit is filed herewith:

        Exhibit                  Title
        Number                   -----
        ------
        99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BCSB BANKCORP, INC.



Date: February 11, 2003             /s/ Gary C. Loraditch
                                    --------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: February 11, 2003             /s/ Bonnie M. Klein
                                    --------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION


     I, Gary C. Loraditch, President of BCSB Bankcorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BCSB Bankcorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

                                             /s/ Gary C. Loraditch
                                             -----------------------------------
                                             Gary C. Loraditch
                                             President
                                             (Principal Executive Officer)

                                  CERTIFICATION


     I, Bonnie M. Klein, Vice President and Treasurer of BCSB Bankcorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BCSB Bankcorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003


                                            /s/ Bonnie M. Klein
                                            -----------------------------------
                                            Bonnie M. Klein
                                            Vice President and Treasurer
                                            (Principal Financial Officer)