Form 10-Q
period 2003-03-31
BCSB BANKCORP INC
filed 2003-05-12
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          UNITED STATES                                        52-2108333
--------------------------------                          ---------------------
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

     As of April 30, 2003, the issuer had 5,874,082 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  March 31, 2003 (unaudited) and September 30, 2002............2

         Consolidated Statements of Operations for the Six Months and
                  Three Months Ended March 31, 2003 and 2002
                  (unaudited)..................................................3

         Consolidated Statement of Comprehensive Income for the Six
                  Months and Three Months Ended March 31, 2003 and
                  2002 (unaudited)............................................ 4

         Consolidated Statements of Cash Flows for the Six Months
                  Ended March 31, 2003 and 2002 (unaudited)................... 5

     Notes to Consolidated Financial Statements................................8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........23

Item 4.  Controls and Procedures..............................................23


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24


SIGNATURES....................................................................25

CERTIFICATIONS................................................................26

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            MARCH  31,        SEPTEMBER 30,
                                                                              2003                2002
                                                                         --------------      --------------
                                                                           (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $    7,518,668      $    6,467,598
Interest bearing deposits in other banks                                      2,307,003          15,808,342
Federal funds sold                                                           11,946,394           3,527,387
Investment securities, held to maturity                                       2,000,000           4,495,986
Investment securities, available for sale                                   100,983,109          45,083,287
Loans receivable, net                                                       381,177,117         396,616,729
Loans held for sale                                                             729,300                  --
Mortgage backed securities, held to maturity                                 23,190,631          33,691,430
Mortgage backed securities, available for sale                               78,130,452          60,411,132
Premises and equipment, net                                                   8,717,180           8,630,812
Federal Home Loan Bank of Atlanta stock                                       3,670,300           3,939,700
Accrued interest receivable                                                   1,956,438           2,190,458
Prepaid and deferred income taxes                                             1,249,217           1,268,370
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         458,000             542,000
Other assets                                                                  2,096,352           2,097,791
                                                                         --------------      --------------
Total assets                                                             $  628,424,488      $  587,065,349
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Checks outstanding in excess of bank balance                           $           --             390,799
  Deposits                                                                  540,994,759         498,785,268
  Advances from the Federal Home Loan Bank of Atlanta                        25,868,700          26,968,099
  Trust Preferred Securities                                                 12,500,000          12,500,000
  Advance payments by borrowers for taxes and insurance                       2,030,678           1,194,371
  Income taxes payable                                                          143,452              58,226
  Dividends payable                                                             264,891             264,891
  Other liabilities                                                             737,111           1,598,132
                                                                         --------------      --------------
Total liabilities                                                           582,539,591         541,759,786

Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,874,082 issued and outstanding at March 31, 2003
    and September 30, 2002 )                                                     58,741              58,741
  Additional paid-in capital                                                 20,329,455          20,302,518
  Obligation under Rabbi Trust                                                1,176,520           1,156,870
  Retained earnings (substantially restricted)                               25,992,115          25,279,752
  Accumulated Other Comperhensive Income (net of taxes)                         393,474             664,554
  Employee Stock Ownership Plan                                                (868,908)           (960,372)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         ---------------     ---------------
  Total Stockholders' Equity                                                 45,884,897          45,305,563
                                                                         --------------      --------------
Total liabilities and Stockholders' Equity                               $  628,424,488      $  587,065,349
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                       FOR SIX  MONTHS ENDED         FOR THREE MONTHS ENDED
                                                              MARCH  31,                     MARCH  31,
                                                    ---------------------------    ---------------------------
                                                        2003            2002            2003           2002
                                                    ------------   ------------    ------------   ------------
Interest Income
---------------
  Interest and fees on loans                         $13,916,798   $ 10,118,695    $  6,909,015   $  5,014,499
  Interest on mortgage backed securities               2,065,369      1,651,973       1,009,590        825,760
  Interest and dividends on investment securities      1,177,629      1,403,068         650,348        729,996
  Other interest income                                  176,609        105,429          85,463         46,354
                                                    ------------   ------------    ------------   ------------
Total interest income                                 17,336,405     13,279,165       8,654,416      6,616,609

Interest Expense
----------------
  Interest on deposits                                 7,240,322      7,033,929       3,564,559      3,404,255
  Interest on borrowings - short term                    110,654        319,015          53,679        123,592
  Interest on borrowings-long term                       539,617             --         264,844             --
  Other Interest Expense                                 340,434          1,000         161,708             --
                                                    ------------   ------------    ------------   ------------
Total interest expense                                 8,231,027      7,353,944       4,044,790      3,527,847
                                                    ------------   ------------    ------------   ------------

  Net interest income                                  9,105,378      5,925,221       4,609,626      3,088,762
  Provision for losses on loans                          412,365         69,370         130,367          5,508
                                                    ------------   ------------    ------------   ------------
  Net interest income after provision
  for losses on loans                                  8,693,013      5,855,851       4,479,259      3,083,254

Other Income
------------
  Gain on Sale of Loans                                  271,358        109,458         204,373         91,193
  (Reversal of)/Provision for Losses on
    Loans held for sale                                       --        (10,761)             --         37,060
  Servicing fee income                                     5,843          9,464           5,840          5,705
  Fees and charges on loans                              112,328         86,174          61,583         45,810
  Fees on transaction accounts                           246,207        191,598         116,917        103,611
  Rental income                                           60,322         51,259          23,275         27,529
  Gain from sale of investments                           25,000         17,510            --           17,510
  Gain on sale of Mortgage Backed Securities             153,610          1,076          83,600          1,076
  Miscellaneous income                                    77,142          5,244          30,468        (15,241)
                                                    ------------   ------------    ------------   ------------
  Net other income                                       951,810        461,022         526,056        314,253
Non-Interest Expenses
---------------------
Salaries and related expense                           4,096,378      2,798,727       1,958,787      1,422,676
Occupancy expense                                        785,110        607,399         390,127        310,238
Deposit insurance premiums                               100,815         76,615          51,197         43,082
Data processing expense                                  804,489        449,367         392,898        218,295
Property and equipment expense                           632,678        472,978         322,170        248,849
Professional fees                                        137,046         97,917          78,870         53,000
Advertising                                              421,383        476,445         193,619        208,428
Telephone, postage and office supplies                   324,768        224,569         170,118        122,159
Other expenses                                           352,254        225,400         189,354         83,977
                                                    ------------   ------------    ------------   ------------
Total non-interest expenses                            7,654,921      5,429,417       3,747,140      2,710,704
                                                    ------------   ------------    ------------   ------------
Income before tax provision                            1,989,902        887,456       1,258,175        686,813
Income tax provision                                     758,810        343,939         479,592        266,472
                                                    ------------   ------------    ------------   ------------
Net income                                          $  1,231,092   $    543,517    $    778,583   $    420,341
                                                    ============   ============    ============   ============
Basic earnings per share                            $        .22   $        .10    $        .14   $        .08
                                                    ============   ============    ============   ============
Diluted earnings per share                          $        .21   $        .10    $        .14   $        .07
                                                    ============   ============    ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these statements

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        FOR SIX MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2003             2002
                                                       ----             ----
Net Income                                         $ 1,231,092      $   543,517
Other comprehensive income, net of tax:
 Unrealized net holding (losses) on
  available-for-sale portfolios                       (161,449)        (731,994)
Reclassification adjustment for gains
  included in net income, net of tax                  (109,631)         (11,408)
                                                   -----------      -----------

Comprehensive income and  (loss)                   $   960,012      $  (199,885)
                                                   ===========      ===========
                                                      FOR THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2003             2002
                                                       ----             ----

Net Income                                            $ 778,583       $ 420,341
Other comprehensive income, net of tax:
 Unrealized net holding gains on
  available-for-sale portfolios                         128,912         433,965
Reclassification adjustment for gains
  included in net income, net of tax                    (51,314)        (11,408)
                                                      ---------       ---------

Comprehensive income                                  $ 856,181       $ 842,898
                                                      =========       =========

See accompanying notes to financial statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                --------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                           -------------------------------
                                                                               2003               2002
                                                                           ------------        -----------
Operating Activities
--------------------
   Net Income                                                              $ 1,231,092         $   543,517
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                       (19,912)             (4,080)
    Dividends on Investment Securities                                        (440,103)           (426,154)
    Gain on sale of investments                                                (25,000)            (17,510)
    Loans originated for sale                                               (8,682,343)         (7,459,655)
    Loans sold                                                               8,224,401           6,773,410
    Gain on sale of loans                                                     (271,358)           (109,458)
    Loan fees and costs deferred, net                                          135,692              99,615
    Amortization of deferred loan cost, net                                   (318,313)           (102,918)
    Provision for losses on loans                                              412,365              69,370
    Provision for loss on loans held for sale                                       --              10,761
    Non-cash compensation under Stock-Based Benefit Plan                       118,401              90,565
    Amortization of premium on mortgage backed securities                      266,160             102,935
    Amortization of purchase premiums and discounts, net                      (413,873)                 --
    Gain on sale of mortgaged backed securities                               (153,610)             (1,076)
    Provision for depreciation                                                 486,220             411,095
    Decrease in accrued interest receivable                                    234,020             129,469
    Decrease (increase) in prepaid income taxes                                188,079             (73,700)
    Decrease (increase) in other assets                                          1,439            (146,939)
    Decrease in accrued interest payable on deposits                           (24,505)            (54,317)
    Increase in income taxes payable                                            85,226              36,591
    Decrease in other liabilities and payables to
          disbursing agents                                                   (861,021)           (110,471)
    Increase in obligation under Rabbi-Trust                                    19,650                  --
                                                                           -----------         -----------
        Net cash provided (used) by operating activities                       192,707            (238,950)

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                      MARCH  31,
                                                                            --------------------------------
                                                                                2003                2002
                                                                            -----------        ------------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                       $          --       $   2,154,000
    Purchases of investment securities - available for sale                  (86,604,364)        (38,387,242)
    Proceeds from maturities of investment securities - available for sale    30,140,019           2,000,000
    Proceeds from sale of investment securities- available for sale            1,025,000           5,013,875
    Purchases of investment securities - held to maturity                             --            (500,000)
    Proceeds from maturities of investment securities - held to maturity       2,500,000           8,000,000
    Longer term loans originated                                             (27,819,364)        (25,778,983)
    Principal collected on longer term loans                                  49,493,963          25,069,140
    Net increase in short-term loans                                          (6,723,516)         (2,289,075)
    Principal collected on mortgage backed securities - available for sale    12,227,065           6,889,484
    Purchase of mortgage backed securities - available for sale              (44,398,220)        (31,832,464)
    Proceeds from sale of mortgaged backed securities- available for sale     13,962,697           2,697,603
    Purchase of mortgage backed securities- held to maturity                          --          (1,686,487)
    Principal collected on mortgage backed securities - held to maturity      10,379,048           7,678,182
    Proceeds from sales of foreclosed realestate                                      --              80,569
    Purchase of WHG Bankcorp stock                                                    --            (819,936)
    Investment in premises and equipment                                        (572,588)           (252,554)
    Purchase of Federal Home Loan Bank of Atlanta stock                               --            (655,300)
    Proceeds from sale if Federal Home Loan Bank of Atlanta stock                269,400                  --
                                                                            ------------       -------------
        Net cash used by investing activities                                (46,120,860)        (42,619,370)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                            (390,799)                 --
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                               17,744,654          15,703,672
    Net increase  in certificates of deposit                                  26,061,765          28,629,960
    Increase in Federal Home Loan Bank of Atlanta advances                            --           4,750,000
    Repayment of Federal Home Loan Bank of Atlanta advances                   (1,000,000)         (6,750,000)
    Acquisition of stock for Rabbi Trust                                              --             (57,000)
    Increase in Dividends Payable                                                     --                   1
    Dividends paid on stock                                                     (518,729)           (528,092)
                                                                           -------------       -------------
        Net cash provided by financing activities                             41,896,891          41,748,541
                                                                           -------------       -------------

Increase) in cash and cash equivalents                                        (4,031,262)         (1,109,779)
Cash and cash equivalents at beginning of period                              25,703,327          12,968,998
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  21,672,065       $  11,859,219
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                  FOR SIX MONTH PERIOD
                                                                                      ENDED MARCH 31,
                                                                           ---------------------------------
                                                                               2003                 2002
                                                                           -----------          -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $   7,518,668       $   3,186,869
    Interest bearing deposits in other banks                                   2,307,003           6,521,935
    Federal funds sold                                                        11,946,394           2,349,415
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     21,772,065          12,058,219
        Less - certificate of deposit with a maturity of
          more than Six months                                                   100,000             199,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  21,672,065       $  11,859,219
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   8,286,557       $   7,496,391
                                                                           =============       =============

    Income taxes                                                           $     826,700       $     345,400
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

Note 2 -  Basis for Financial Statement Presentation
          ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
          United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

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

          The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition, July 24, 2002. The Company recorded net premiums of $2,779,968 on assets and $2,981,701 on liabilities. A core deposit intangible of $630,000 was also recorded. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of purchase price over the estimated fair value of the underlying net assets of $2,294,327 was allocated to goodwill. Goodwill is assessed for impairment on an annual basis.

          The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the six months ended March 31, 2002 as if the transaction had occurred at the beginning of the period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 4-   Pro-Forma Income (Continued)
          ----------------

                                              For the six months ended
                                              ------------------------
                                                  March 31, 2002
                                                  --------------=

         Net Interest Income                       $8,077,853
         Net Income                                   846,878
         Diluted net income per share                    0.14


Note 5 -  Earnings Per Share
          ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three months ended March 31, 2003 is as follows:

                                                                For the Six Months Ended March 31, 2003
                                                              ------------------------------------------
                                                                Income            Shares       Per Share
         Basic EPS                                            (Numerator)      (Denominator)     Amount
         ---------                                            -----------      -------------   ---------
         Income available to shareholders                     $ 1,231,092        5,720,840      $   0.22

         Effect of dilutive shares                                     --           37,954            --
                                                              -----------       ----------      --------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $  1,231,092       5,758,794      $   0.21
                                                              ============      ==========      ========

                                                              For the Three Months Ended March 31, 2003
                                                              ------------------------------------------
                                                                Income            Shares       Per Share
         Basic EPS                                            (Numerator)      (Denominator)     Amount
         ---------                                            -----------      -------------   ---------
         Income available to shareholders                     $   778,583        5,723,152       $  0.14

         Effect of dilutive shares                                     --           42,168            --
                                                              -----------       ----------       -------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   778,583       $5,765,320       $  0.14
                                                              ===========       ==========       =======

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 6 - Regulatory Capital
         ------------------

          The following table sets forth the Bank's capital position at March 31, 2003.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                   For Capital             Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provision
                                    -----------------------   -----------------------   ----------------------
                                    Actual           % of     Required       % of       Required        % of
                                    Amount           Assets    Amount        Assets      Amount         Assets
                                    ------           ------   --------       ------     --------        ------
                                                                          (unaudited)
Tangible (1)                       $ 46,621,466       7.53%  $ 9,286,026       1.50%       N/A            N/A
Tier 1 capital (2)                   46,621,466      13.40          N/A        N/A      20,874,412       6.00%
Core (1)                             46,621,466       7.53    24,762,736       4.00     30,953,420       5.00
Risk-weighted (2)                    48,701,373      14.00    27,832,549       8.00     34,790,687      10.00

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND SEPTEMBER 30, 2002

     During the six months ended March 31, 2003, the Company's assets increased by $41.3 million, or 7.0% from $587.1 million at September 30, 2002 to $628.4 million at March 31, 2003. Loans receivable, net decreased by $15.4 million, or 3.9%, from $396.6 million at September 30, 2002 to $381.2 million at March 31, 2003. The Company's mortgage-backed securities available for sale increased by $17.7 million, or 29.3%, from $60.4 million at September 30, 2002 to $78.1 million at March 31, 2003. The Company's mortgage-backed securities held to maturity decreased by

$10.5 million or 31.2% from $33.7 million at September 30, 2002 to $23.2 million at March 31, 2003. The Company's investment portfolio available for sale increased $55.9 million or 124.0%, from $45.1 million at September 30, 2002 to $101.0 million at March 31, 2003. The Company's investment portfolio held to maturity decreased by $2.5 million or 55.5% from $4.5 million at September 30, 2002 to $2.0 million at March 31, 2003. The preceeding was accomplished in an effort to reduce interest rate risk in the balance sheet. The bank is reluctant to make long term low rate loans in today's low interest rate environment. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $42.2 million, or 8.5%, from $498.8 million at September 30, 2002 to $541.0 million at March 31, 2003. The increase in deposits was achieved through normal marketing efforts and the acquisition of WHG Bancshares. The growth in deposits helped to fund security purchases. The security purchases have been short tem balloon type products and adjustable mortgage products.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

     Net Income. Net income increased by $687,000, or 126.3%, from $544,000 for the six months ended March 31, 2002 to $1.2 million for the six months ended March 31, 2003. The increase in net income was partially attributable to increased net interest income, due to an increase in the average balance of loans. The average balance of loans increased $121.1 million, from $269.6 million at March 31, 2002 to $390.7 million at March 31, 2003, of which $116.8 million was a result of the merger with WHG Bancshares. The average balance of deposits increased $165.8 million from $347.6 million at March 31, 2002 to $513.4 million at March 31, 2003. Increase in other income also contributed to the increase in net income.

     Net Interest Income. Net interest income was $9.1 million for the six months ended March 31, 2003, compared to $5.9 million for the six months ended March 31, 2002, representing an increase of $3.2 million, or 53.7%. The increase was primarily due to the increase in the volume of interest-earning assets. The increase in volume of interest earning assets was primarily a result of the merger with WHG Bancshares. The Company was able to increase interest rate spread from 2.77% at March 31, 2002, to 3.10% at March 31, 2003 due to declining interest rates and re-pricing of deposits.

     Interest Income. Interest income increased by $4.0 million, or 30.6% from $13.3 million for the six months ended March 31, 2002 to $17.3 million for the six months ended March 31, 2003. Interest and fees on loans increased by $3.8 million, or 37.5%, from $10.1 million for the six months ended March 31, 2002 to $13.9 million for the six months ended March 31, 2003. This was primarily due to a $121.1 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 39 basis points from 7.51% at March 31, 2002 to 7.12% at March 31, 2003. The increase in the average balance of loans was primarily attributable to the merger with WHG Bancshares which consisted of $116.8 million in loans receivable. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $413,000 or 25.0% from $1.7 million for the six months ended March 31, 2002 to $2.1 million for the six months ended March 31, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $59.9 million at March 31, 2002 to $92.2 million at March 31, 2003. Interest and dividends on investment securities decreased by $225,000 or 16.1% from $1.4 million for the six months ended March 31, 2002 to $1.2 million for the six months ended March 31, 2003. This was primarily due to a decrease in the average rate received on investments from 5.22% at March 31, 2002 to 3.78% at March 31,2003.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $7.3 million for the six months ended March 31, 2002 to $8.2 million for the six months ended March 31, 2003 a change of $877,000 or 11.9%. Interest on deposits increased $206,000 due to an increase in the average volume of deposits by $165.8 million from $347.6 million at March 31, 2002 to $513.4 million at March 31, 2003. The average yield on deposits decreased by 123 basis points from 4.05% at March 31, 2002 to 2.82% at March 31, 2003. The Company was able to increase its deposits through its use of advertising and the acquisition of WHG Bancshares. Interest on short-term borrowings decreased by $208,000 for the six months ended March 31, 2003, and interest on long-term borrowings increased by $540,000. This increase was primarily due to an increase of $8.8 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the quarter ended March 31, 2003. Also contributing to interest expense was interest on the Trust Preferred Securities which was $340,000 for the period ending March 31, 2003.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period ended March 31, 2003. The period ended March 31, 2002 average balances were computed using month-end balances, except for Other Investments which were computed using daily balances. Total average assets are computed using month-end balances.

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

                                                                     SIX MONTHS ENDED MARCH 31
                                               ---------------------------------------------------------------------------
                                                              2003                                     2002
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 390,781    $  13,917        7.12%     $  269,645    $ 10,119         7.51%
   Mortgage-backed securities...............      92,200        2,065        4.48          59,907       1,652         5.52
   Dividends and investment securities......      62,302        1,178        3.78          53,795       1,403         5.22
   Other Investments........................      25,355          176        1.40           8,020         105         2.62
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     570,638       17,336        6.08         391,367      13,279         6.79
Noninterest-earning assets..................      35,647                                   22,223
                                               ---------                               ----------
       Total assets.........................   $ 606,285                               $  413,590
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 513,371        7,240        2.82         347,608       7,034         4.05
   FHLB Advances............................      25,667          650        5.06          16,901         319         3.77
   Trust Preferred Securities...............      12,500          340        5.44              --          --           --
   Other liabilities........................       1,548            1        0.13           1,661           1         0.12
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     553,086        8,231        2.98         366,170       7,354         4.02
                                                            ---------      ------                    --------       ------
Noninterest-bearing liabilities.............       8,040                                    4,919
                                               ---------                               ----------
       Total liabilities....................     561,126                                  371,089
Stockholders' equity .......................      45,159                                   42,501
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 606,285                               $  413,590
                                               =========                               ==========

Net interest income.........................                $   9,105                                $  5,925
                                                            =========                                ========
Interest rate spread........................                                 3.10%                                    2.77%
                                                                           ======                                   ======
Net interest margin.........................                                 3.19%                                    3.03%
                                                                           ======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               103.17%                                  106.88%
                                                                           ======                                   ======

     Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).

                                                           FOR SIX MONTHS  ENDED MARCH 31,
                                                --------------------------------------------------
                                                        2003            VS.              2002
                                                --------------------------------------------------
                                                             INCREASE (DECREASE)
                                                                   DUE TO
                                                --------------------------------------------------
                                                                                RATE/
                                                VOLUME         RATE            VOLUME        TOTAL
                                                ------         ----            ------        -----
                                                                   (IN THOUSANDS)
Interest income:
  Loans receivable..........................   $  4,540       $   (512)      $   (230)   $  3,798
  Mortgage-backed securities................        893           (312)          (168)        413
  Investment securities and
      FHLB Stock............................        222           (386)           (61)       (225)
  Other interest-earning assets.............        227            (49)          (106)         72
                                               --------       --------       --------    --------
    Total interest-earning assets...........      5,882         (1,259)          (565)      4,058

Interest expense:
  Deposits..................................      3,355         (2,132)        (1,017)        206
  FHLB advances.............................        166            108             56         330
  Trust Preferred Securities................        340              0              0         340
  Other liabilities.........................          0              0              0           0
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      3,861         (2,024)          (961)        876
                                               --------       --------       --------    --------

Change in net interest income...............   $  2,021       $    765       $    396    $  3,182
                                               ========       ========       ========    ========

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $412,000 for the six months ended March 31, 2003, as compared to $69,000 for the six months ended March 31, 2002, representing an increase of $343,000 The provision increased due to the increased volume of loans and increased chargeoffs. Loan chargeoffs for the six months ended March 31, 2003 were $616,000 as compared to $188,000 for the six months ended March 31, 2002. The increase in loan chargeoffs was partially due to the increased volume of loans and current economic conditions. Loan recoveries were $157,000 for the six months ended March 31, 2003 compared to $129,000 for the six months ended March 31, 2002. Non performing loans at March 31, 2003 were $750,000 as compared to $541,000 at March 31, 2002. The total loss allowance allocated to domestic loans is $2.1 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $491,000, or 106.5% from $461,000 for the six months ended March 31, 2002 to $952,000 for the six months ended March 31, 2003. The increase in other income for the six months ended March 31 2002 was partially attributable to gains on the sale of loans of $271,000 for the six months ended March 31, 2003 compared to $109,000 for the six months ended March 31, 2002. . There was also a gain on the sale of Mortgaged Backed Securities of $154,000 for the six months ended March 31, 2003 compared to a gain of $1,000 for the six months ended March 31, 2002, and a gain on the sale of investments of $25,000 for the six months ended March 31, 2003 compared to $17,000 for the six months ended March 31, 2002. These gains were achieved through the Company's implementation of a strategy to mitigate interest rate risk. These gains may not be achieved in the future should market conditions change. Fees on transaction accounts increased by $55,000 due to the increase in the volume of transaction accounts.

     Non-interest Expenses. Total non-interest expenses increased by $2.2 million, or 41.0%, from $5.4 million for the six months ended March 31, 2002 to $7.6 million for the six months ended March 31, 2003. The increase in non-interest expenses was due to increases in salaries and related expenses of $1.3 million, or 46.4%. The increase in salaries was partially due to the increased personnel due to the merger with WHG Bancshares and increased loan personnel as the Company attempts to diversify into the commercial loan market. The increase in non-interest expenses also was due in part to the absence of a credit to compensation expense of $169,000 for the six months ended March 31,2002 for the directors retirement plan due to the decline of value of the shares held in the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation was classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the directors. No adjustments to compensation expense for the Rabbi Trust were required for the quarter ended March 31, 2003 as a result of stockholder approval of an amendment to the Directors' Retirement Plan at the 2002 annual meeting of stockholders.

     The Company also experienced increases of $355,000, or 79.0% in data processing expenses, from $449,000 at March 31, 2002 to $804,000 at March 31, 2003. This increase was primarily due to an increased number of transaction accounts due to the merger with WHG Bancshares and a rate increase. Occupancy expense increased by $178,000 or 29.3% from $607,000 at March 31, 2002 to $785,000 at March 31, 2003. The Company also experienced increases of $160,000, or 33.8% in property and equipment expense and an increase of $100,000, or 44.6% in telephone, postage and office supplies. These increases were due to the cost of the additional branch offices acquired in the WHG Bancshares merger.

     Income Taxes. The Company's income tax expense was $759,000 and $344,000 for the six months ended March 31, 2003 and 2002, respectively. The Company's effective tax rates were 38.1% and 38.7% for the six months ended March 31, 2003 and 2002, respectively.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

     Net Income. Net income increased by $359,000, or 85.2%, from $420,000 for the three months ended March 31,2002 to $779,000 for the three months ended March 31, 2003. The increase in net income was partially attributable to an increase in other income and increased net interest income, due to an increase in the average balance of loans. The average balance of loans increased $118.6 million, from $271.1 million at March 31, 2002 to $389.7 million at March 31, 2003, of which $116.8 million was a result of the merger with WHG Bancshares. The average balance of deposits increased $166.4 million from, $356.1 million at March 31, 2002 to $522.5 million at March 31, 2003 of which $118.2 million was a result of the merger with WHG Bancshares.

     Net Interest Income. Net interest income was $4.6 million for the three months ended March 31, 2003, compared to $3.1 million for the three months ended March 31, 2002, representing an increase of $1.5 million, or 49.2%. The increase was primarily due to the increase in the volume of interest-earning assets. The increase in the volume of interest earning assets was primarily a result of the merger with WHG Bancshares. The company was able to increase interest rate spread from2.84% at March 31, 2002 to 3.13% at March 31, 2003 due to declining interest rates and re-pricing of deposits.

     Interest Income. Interest income increased by $2.0 million, or 30.8% from $6.6 million for the three months ended March 31, 2002 to $8.6 million for the three months ended March 31, 2003. Interest and fees on loans increased by $1.9 million, or 37.8%, from $5.0 million for the three months ended March 31, 2002 to $6.9 million for the three months ended March 31, 2003. This was primarily due to a $118.6 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 31 basis points from 7.40% at March 31, 2002 to 7.09% at March 31, 2003. The increase in the average balance of loans was primarily attributable to the merger with WHG Bancshares which consisted of $116.8 million in loans receivable. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $184,000 or 22.3% from $826,000 for the three months ended March 31, 2002 to $1.0 million for the three months ended March 31, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $61.3 million at March 31, 2002 to $91.6 million at March 31, 2003. Interest and dividends on investment securities decreased by $80,000 or 10.9% from $730,000 for the three months ended March 31, 2002 to $650,000 for the three months ended March 31, 2003. This was primarily due to a decrease in the average rate received on investments from 4.98% at March 31, 2002 to 3.80% at March 31,2003.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.5 million for the three months ended March 31, 2002 to $4.0 million for the three months ended March 31, 2003 a change of $517,000 or 14.7%. Interest on deposits increased $160,000 due to an increase in the average volume of deposits by $166.4 million from $356.0 million at March 31, 2002 to $522.5 million at March 31, 2003. The average yield on deposits decreased by 109 basis points from 3.82% at March 31, 2002 to 2.73% at March 31, 2003. The Company was able to increase its deposits through its use of advertising and the acquisition of WHG Bancshares. Interest on short-term borrowings decreased by $70,000 for the three months ended March 31, 2003, and interest on long-term borrowings increased by $265,000. This increase was primarily due to an increase of $8.8 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the quarter ended March 31, 2003. Also contributing to interest expense was interest on the Trust Preferred Securities which was $162,000 for the period ending March 31, 2003.

     Average Balance Sheet. The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three months ended March 31, 2003. The three months ended March 31, 2002 average balances were computed using month-end balances. Total average assets are computed using month-end balance.

                                                                     THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------------
                                                              2003                                     2002
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     ------        -------       --------      ------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $389,739      $ 6,909       7.09%       $ 271,124      $ 5,014        7.40%
   Mortgage-backed securities                   91,604        1,010       4.41           61,293          826        5.39
   Investment securities and FHLB stock         68,509          650       3.80           58,626          730        4.98
   Interest bearing deposits in other banks
      and Federal Funds sold                    26,374           85       1.29            9,290           46        1.98
                                              --------      -------                    --------      -------
     Total interest-earning assets             576,226        8,654       6.01          400,333        6,616        6.61
Noninterest-earning assets                      40,798                                   22,087
                                              --------                                 --------
        Total assets                          $617,024                                 $422,420
                                              ========                                 ========

Interest-bearing liabilities:
    Deposits                                  $522,503        3,565       2.73         $356,073        3,404        3.82
    FHLB Advances                               25,583          317       4.96           16,761          124        2.96
    Trust Preferred Securities                  12,500          162       5.18               --           --          --
    Other liabilities                            1,660            1        .24            1,680           --          --
                                              --------      -------                    --------      -------
Total interest-bearing liabilities             562,246        4,045       2.88          374,514        3,528        3.77
                                                            -------     ------                       -------      ------
Noninterest-bearing liabilities                  9,947                                    5,559
                                              --------                                 --------
      Total liabilities                        572,193                                  380,073
Stockholders' equity                            44,831                                   42,347
                                              --------                                 --------
   Total liabilities and stockholders'
            Equity                            $617,024                                 $422,420
                                              ========                                 ========

Net interest income                                          $4,609                                   $3,088
                                                             ======                                   ======
Interest rate spread                                                      3.13%                                     2.84%
                                                                        ======                                    ======
Net interest margin                                                       3.20%                                     3.09%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        102.49%                                   106.89%
                                                                        ======                                    ======

     Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).

                                                          FOR THREE MONTHS  ENDED MARCH 31,
                                                --------------------------------------------------
                                                        2003            VS.              2002
                                                --------------------------------------------------
                                                             INCREASE (DECREASE)
                                                                   DUE TO
                                                --------------------------------------------------
                                                                                RATE/
                                                VOLUME         RATE            VOLUME        TOTAL
                                                ------         ----            ------        -----
                                                                   (IN THOUSANDS)
Interest income:
  Loans receivable..........................   $  2,194       $   (204)      $    (95)   $  1,895
  Mortgage-backed securities................        413           (153)           (76)        184
  Investment securities and
      FHLB Stock............................        124           (174)           (30)        (80)
  Other interest-earning assets.............         87            (17)           (31)         39
                                               --------       --------       --------    --------
    Total interest-earning assets...........      2,818           (548)          (232)      2,038

Interest expense:
  Deposits..................................      1,592           (975)          (456)        161
  FHLB advances.............................         65             84             44         193
  Trust Preferred Securities................        162              0              0         162
  Other liabilities.........................          0              1              0           1
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      1,819           (890)          (412)        517
                                               --------       --------       --------    --------

Change in net interest income...............   $    999       $    342       $    180    $  1,521
                                               ========       ========       ========    ========


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses. The Company increased the provision for losses by $130,000 for the three months ended March 31, 2003. This increases the loss allowance to $2.1 million, which the Company believes is sufficient based on past experience. Loan chargeoffs for the three months ended March 31, 2003 were $373,000 as compared to $81,000 for the three months ended March 31, 2002. The provision increased due to the increased volume of loans and increased chargeoffs. The increase in chargeoffs was due to the increased volume of loans and current economic conditions. Loan recoveries were $54,000 for the three months ended March 31, 2003 as compared to $57,000 for the three months ended March 31, 2002. Non performing loans at March 31, 2003 were $750,000 as compared to $541,000 at March 31, 2002. In establishing such provisions, management considered the analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, automobile loans, and consumer loans which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $212,000, or 67.4% from $314,000 for the three months ended March 31, 2002 to $526,000 for the three months ended March 31, 2003. The increase in other income for the three months ended March 31 2003 was partially attributable to gains on the sale of loans of $204,000. There was also a gain on the sale of Mortgaged Backed Securities of $84,000. These gains were achieved through the Company's implementation of a strategy to mitigate interest rate risk. These gains may not be achieved in the future should market conditions change. Fees on transaction accounts increased by $13,000.

     Non-interest Expenses. Total non-interest expenses increased by $1.0 million, or 38.2%, from $2.7 million for the three months ended March 31, 2002 to $3.7 million for the three months ended March 31, 2003. The increase in non-interest expenses was due to increases in salaries and related expenses of $536,000, or 37.7%. The increase in salaries was partialy due to the increased personnel due to the merger with WHG Bancshares and increased loan personnel as the Company attempts to diversify into the commercial loan market. The increase in non-interest expenses also was due in part to the absence of a credit to compensation expense of $45,000 for the quarter ended March 31, 2002 for the directors retirement plan due to the decline of value of the shares held in the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation was classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the directors. No adjustments to compensation expense for the Rabbi Trust were required for the quarter ended March 31, 2003 as a result of stockholder approval of an amendment to the Directors' Retirement Plan at the 2002 annual meeting of stockholders.

     The Company also experienced increases of $175,000, or 80.0% in data processing expenses, from $218,000 at March 31, 2002 to $392,000 at March 31, 2003. This increase was primarily due to an increased number of transaction accounts due to the merger with WHG Bancshares and a rate increase. Occupancy expense increased by $80,000 or 25.8% from $310,000 at March 31, 2002 to $390,000 at March 31, 2003. The Company also experienced increases of $73,000, or 29.5% in property and equipment expense and an increase of $48,000, or 39.3% in telephone, postage and office supplies. These increases were due to the cost of the additional branch offices acquired in the WHG Bancshares merger.

     Income Taxes. The Company's income tax expense was $480,000 and $266,000 for the three months ended March 31, 2003 and 2002, respectively. The Company's effective tax rates were 38.1% and 38.8% for the three months ended March 31, 2003 and 2002, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                          March 31, 2003      September 30, 2002
                                                          --------------      ------------------
                                                                  (dollars in thousands)

    Commitments to originate new loans                        $16,087            $12,900
    Commitments to originate new loans held for sale               --                 --
    Unfunded commitments to extend credit under existing
         equity line and commercial lines of credit            15,900             20,800
    Commercial letters of credit                                  317                431
    Commitments to sell loans held for sale                       729                 --

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At March 31, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of March 31, 2003

                                                   Payments due by period
                                                   ----------------------
                                                  (Dollars in thousands)
                              Less than
                               1 year       1-3 years     4-5 years    Over 5 years        Total
                              ---------     ---------     ---------    ------------        -----

Deposits                      $199,543      108,649        58,139            --           366,331
Long-term borrowings                --        6,750         9,000         9,000            24,750
Lease obligations                  751        2,193         1,106         3,325             7,375
                              --------      -------        ------        ------           -------
Total contractual cash
    obligations               $200,294      117,592        68,245        12,325           398,456
                              ========      =======        ======        ======           =======

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

ASSET QUALITY

     At March 31, 2003, the Company had approximately $1.1 million in non-performing assets (nonaccrual loans, repossessed assets and real estate owned) or .17% of total assets. At September 30, 2002, non-performing assets were $1.6 million or .28% of total assets. At March 31, 2003 and September 30, 2002, impaired loans totaled $141,000 and $0, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." At March 31, 2003, $ 141,000 of impaired loans was on nonaccrual status, and their related reserve for losses totaled $73,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $68,000 during the six months ended March 31, 2003. No interest income has been recorded on impaired loans in the six months ended March 31, 2003. The Bank's net charge-offs for the six months ended March 31, 2003 were $459,000. The Bank's allowance for loan losses was $2.1 million at March 31, 2003 and $2.2 million at September 30, 2002. The ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees decreased to .55% at March 31, 2003, compared to .58% at September 30, 2002.

     The following table presents an analysis of the Company's non-performing assets:

                                                           At                     At
                                                        March 31,            September 30,
                                                          2003                   2002
                                                          ----                   ----
Nonperforming loans:
Nonaccrual loans                                        $  750                  $1,391
Loans 90 days past due and accruing
                                                            --                      --
Restructured loans                                          --                      --
                                                        ------                  ------
Total nonperforming loans                                  750                   1,391
Other non-performing assets                                365                     229
                                                        ------                  ------
Total nonperforming assets                              $1,115                  $1,620
                                                        ======                  ======

Nonperforming loans to loans receivable, net               .29%                    .35%
Nonperforming assets as a percentage
 of loans and other real estate owned                      .29%                    .41%
Nonperforming assets to total assets                       .17%                    .28%

     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At March 31, 2003, the Company had $1.3 million in classified assets, consisting of $1.0 million in substandard and loss loans, $0 in real estate owned and $ 365,000 in other repossessed assets.
At September 30, 2002, the Company had $2.0 million in substandard assets, consisting of $1.8 million in loans, $0 in real estate owned and $214,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At March 31, 2003, the Company has identified approximately $2.8 million in assets classified as special mention.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2003 and 2002, the Company had $27.8 million and $25.8 million, respectively, of loan originations. During the six months ended March 31, 2003 and 2002, the Company purchased investment securities in the amounts of $86.6 million and $38.8 million, respectively, and mortgage-backed securities in the amounts of $44.4 million and $33.5 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of March was approximately 25.30%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than six months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2003, cash, interest-bearing deposits in other banks and federal funds sold were $7.5 million, $2.3.million and $11.9 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2003 totaled $199.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2003, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $317,000, $15.9 million and $16.0 million respectively.

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

         None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               The Company's Annual Meeting of Stockholders was held on February 12, 2003. 5,492,998 shares representing 93.5% of the total outstanding shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

          Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

                                            Votes in Favor
         Nominee                            of Election           Votes Withheld
         -------                            ---------------       --------------

         Gary C. Loraditch                  5,436,060                 56,938
         William J. Kappauf Jr.             5,462,409                 30,589

          There were 0 broker nonvotes on the matter

               In addition, stockholders voted in favor of the ratification of the appointment of Anderson Associates, LLP as independent auditors of the Company for the fiscal year ending September 30, 2003. 5,437,677 votes were cast in favor of the proposal to ratify the appointment of auditors, 40,531 votes were cast against the proposal, and 14,790 votes abstained. There were 0 broker non-votes on the matter.

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
        ------
        99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Form 8-K

                  On February 19, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5. The Company filed an amendment to that Form 8-K on February 28, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BCSB BANKCORP, INC.



Date: May 8, 2003                   /s/ Gary C. Loraditch
                                    --------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date: May 8, 2003                   /s/ Bonnie M. Klein
                                    --------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)

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

Date: May 8, 2003

                                    /s/ Gary C.Loraditch
                                    -------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)

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

Date: May 8, 2003


                                 /s/ Bonnie M. Klein
                                 -------------------------------------
                                 Bonnie M. Klein
                                 Vice President and Treasurer
                                 (Principal Financial Officer)