Form 10-Q
period 2003-06-30
BCSB BANKCORP INC
filed 2003-08-14
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          United States                                          52-2108333
-------------------------------                              ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

            4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND 21236
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                             (410) 256-5000 Issuer's
                     --------------------------------------
                     Telephone Number, Including Area Code)

                                       N/A
                        --------------------------------
                        (Former Name, Former Address and
               Former Fiscal Year, if Changed Since Last Report)

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

Indicate by check mark |X| whether the  registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                               -----   -----

     As of July 31, 2003, the issuer had 5,874,218 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
             June 30, 2003 (unaudited) and September 30, 2002..................2

         Consolidated Statements of Operations for the Nine Months
             and Three Months Ended June 30, 2003 and 2002  (unaudited)........3

         Consolidated Statement of Comprehensive Income for the
             Nine Months and Three Months Ended June 30, 2003
             and 2002 (unaudited)..............................................4

         Consolidated Statements of Cash Flows for the Nine
             Months Ended June 30, 2003 and 2002 (unaudited)...................5

     Notes to Consolidated Financial Statements................................8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation...............................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

Item 4.  Controls and Procedures..............................................24


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities and Use of Proceeds............................25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25


SIGNATURES....................................................................26

CERTIFICATIONS................................................................27

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            JUNE  30,        SEPTEMBER 30,
                                                                              2003               2002
                                                                         --------------      --------------
                                                                          (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $   10,642,180      $    6,467,598
Interest bearing deposits in other banks                                      9,380,636          15,808,342
Federal funds sold                                                            5,007,695           3,527,387
Investment securities, held to maturity                                       2,500,000           4,495,986
Investment securities, available for sale                                   117,839,411          45,083,287
Loans receivable, net                                                       373,291,239         396,616,729
Loans held for sale                                                             572,919                  --
Mortgage backed securities, held to maturity                                 20,210,945          33,691,430
Mortgage backed securities, available for sale                               80,776,555          60,411,132
Premises and equipment, net                                                   8,614,397           8,630,812
Federal Home Loan Bank of Atlanta stock                                       3,304,900           3,939,700
Accrued interest receivable                                                   1,882,830           2,190,458
Prepaid and deferred income taxes                                             1,046,303           1,268,370
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         438,000             542,000
Other assets                                                                  1,942,109           2,097,791
                                                                         --------------      --------------
Total assets                                                             $  639,744,446      $  587,065,349
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Checks outstanding in excess of bank balance                           $           --             390,799
  Deposits                                                                  547,482,688         498,785,268
  Advances from the Federal Home Loan Bank of Atlanta                        23,818,335          26,968,099
  Trust Preferred Securities                                                 12,500,000          12,500,000
  Advance payments by borrowers for taxes and insurance                       2,861,968           1,194,371
  Income taxes payable                                                          143,451              58,226
  Dividends payable                                                             264,891             264,891
  Other liabilities                                                           6,626,610           1,598,132
                                                                         --------------      --------------
Total liabilities                                                           593,697,943         541,759,786

Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
    5,874,082 issued and outstanding at June 30, 2003
    and September 30, 2002 )                                                     58,751              58,741
  Additional paid-in capital                                                 20,361,030          20,302,518
  Obligation under Rabbi Trust                                                1,186,220           1,156,870
  Retained earnings (substantially restricted)                               25,760,120          25,279,752
  Accumulated Other Comperhensive Income (net of taxes)                         700,058             664,554
  Employee Stock Ownership Plan                                                (823,176)           (960,372)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         ---------------     ---------------
  Total Stockholders' Equity                                                 46,046,503          45,305,563
                                                                         --------------      --------------
Total liabilities and Stockholders' Equity                               $  639,744,446      $  587,065,349
                                                                         ==============      ==============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                       FOR NINE  MONTHS ENDED         FOR THREE MONTHS ENDED
                                                              JUNE  30,                     JUNE  30,
                                                    ----------------------------   ----------------------------
                                                        2003             2002          2003            2002
                                                    ------------    ------------   ------------    ------------
Interest Income
---------------
  Interest and fees on loans                        $ 20,157,718    $ 15,222,940   $  6,240,920    $  5,104,245
  Interest on mortgage backed securities               3,061,049       2,556,694        995,680         904,721
  Interest and dividends on investment securities      2,043,325       2,214,813        865,696         811,745
  Other interest income                                  267,263         149,338         90,654          43,909
                                                    ------------    ------------   ------------    ------------
Total interest income                                 25,529,355      20,143,785      8,192,950       6,864,620

Interest Expense
----------------
  Interest on deposits                                10,770,764      10,358,778      3,530,442       3,324,849
  Interest on borrowings - short term                    162,643         557,466         51,989         238,451
  Interest on borrowings-long term                       791,249              --        251,632           8,051
  Other Interest Expense                                 501,285           9,051        160,851              --
                                                    ------------    ------------   ------------    ------------
Total interest expense                                12,225,941      10,925,295      3,994,914       3,571,351
                                                    ------------    ------------   ------------    ------------

  Net interest income                                 13,303,414       9,218,490      4,198,036       3,293,269
  Provision for losses on loans                        1,198,713         209,251        786,348         139,881
                                                    ------------    ------------   ------------    ------------
  Net interest income after provision
  for losses on loans                                 12,104,701       9,009,239      3,411,688       3,153,388

Other Income
------------
  Gain on Sale of Loans                                  340,109         132,440         68,751          22,982
  Provision for Losses on Loans held for sale                 --              --             --          10,761
  Servicing fee income                                    (5,493)         13,652        (11,336)          4,188
  Fees and charges on loans                              165,547         127,120         53,219          40,946
  Fees on transaction accounts                           379,349         304,713        133,142         113,115
  Rental income                                           93,321          69,410         32,999          18,151
  Gain from sale of investments                           40,652          44,026         15,652          26,516
  Gain on sale of Mortgage Backed Securities             232,900           5,595         79,290           4,519
  Miscellaneous income                                    97,916          24,131         20,774          18,887
                                                    ------------    ------------   ------------    ------------
  Net other income                                     1,344,301         721,087        392,491         260,065
Non-Interest Expenses
---------------------
  Salaries and related expense                         6,268,066       4,240,699      2,171,688       1,441,972
  Occupancy expense                                    1,204,969         907,756        419,859         300,357
  Deposit insurance premiums                             151,811         113,681         50,996          37,062
  Data processing expense                              1,140,083         665,139        335,594         215,772
  Property and equipment expense                         973,579         703,406        340,901         230,428
  Professional fees                                      186,127         141,031         49,081          43,114
  Advertising                                            598,271         631,015        176,888         154,570
  Telephone, postage and office supplies                 488,030         333,542        163,262         108,973
  Other expenses                                         415,319         323,313         63,065          97,913
                                                    ------------    ------------   ------------    ------------
Total non-interest expenses                           11,426,255       8,059,582      3,771,334       2,630,165
                                                    ------------    ------------   ------------    ------------

Income before tax provision                            2,022,747       1,670,744         32,845         783,288
Income tax provision                                     769,810         647,059         11,000         303,120
                                                    ------------    ------------   ------------    ------------
Net income                                          $  1,252,937    $  1,023,685   $     21,845    $    480,168
                                                    ============    ============   ============    ============

Basic earnings per share                            $        .22    $        .18   $        .00    $        .09
                                                    ============    ============   ============    ============
Diluted earnings per share                          $        .22    $        .18   $        .00    $        .08
                                                    ============    ============   ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                               FOR NINE MONTHS ENDED
                                                      JUNE 30
                                                2003             2002
                                             --------------------------

Net Income                                   $ 1,252,937    $ 1,023,685
Other comprehensive income, net of tax:
 Unrealized net holding gains/ (losses) on
  available-for-sale portfolios                  203,410        (37,126)
Reclassification adjustment for gains
  included in net income, net of tax            (167,906)       (30,457)
                                             -----------    -----------

Comprehensive income                         $ 1,288,441    $   956,102
                                             ===========    ===========


                                              FOR THREE  MONTHS ENDED
                                                      JUNE 30,
                                             --------------------------
                                                2003            2002
                                             -----------    -----------

Net Income                                   $    21,845    $   480,168
Other comprehensive income, net of tax:
 Unrealized net holding gains on
  available-for-sale portfolios                  364,859        694,868
Reclassification adjustment for gains
  included in net income, net of tax             (58,275)       (19,049)
                                             -----------    -----------

Comprehensive income                         $   328,429    $ 1,155,987
                                             ===========    ===========

See accompanying notes to financial statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                               FOR NINE MONTHS ENDED
                                                                       JUNE 30,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
Operating Activities
--------------------
 Net Income                                                  $  1,252,937    $  1,023,685
Adjustments to Reconcile Net Income to Net
Cash Used by Operating Activities
---------------------------------
  Accretion of discount on investments                            (57,900)         (9,019)
  Dividends on Investment Securities                             (723,316)       (723,784)
  Gain on sale of investments                                     (40,652)        (44,026)
  Loans originated for sale                                   (10,526,862)     (8,193,455)
  Loans sold                                                   10,294,052       8,325,895
  Gain on sale of loans                                          (340,109)       (132,440)
  Loan fees and costs deferred, net                               274,798          88,768
  Amortization of deferred loan cost, net                        (506,871)       (124,998)
  Provision for losses on loans                                 1,198,713         209,251
  Non-cash compensation under Stock-Based Benefit Plan            187,718         137,196
  Amortization of premium on mortgage backed securities           398,032         175,818
  Amortization of purchase premiums and discounts, net           (452,083)             --
  Gain on sale of mortgaged backed securities                    (232,900)         (5,595)
  Provision for depreciation                                      737,259         608,062
  Decrease in accrued interest receivable                         307,628         154,065
  Decrease (increase) in prepaid income taxes                     198,092         (83,661)
  Decrease (increase) in other assets                             155,682        (635,346)
  Decrease in accrued interest payable on deposits                (29,331)       (123,784)
  Increase in income taxes payable                                 85,225          39,783
  Increase (decrease) in other liabilities and payables to
        disbursing agents                                       5,028,478        (296,135)
  Increase in obligation under Rabbi-Trust                         29,350              --
                                                             ------------    ------------
      Net cash provided by operating activities                 7,237,940         390,280

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                                 FOR NINE MONTHS ENDED
                                                                                       MARCH  31,
                                                                             ------------------------------
                                                                                  2003             2002
                                                                             -------------    -------------
Cash Flows from Investing Activities
------------------------------------
    Proceeds from maturing interest bearing deposits                         $          --    $   2,154,000
    Purchases of investment securities - available for sale                   (133,076,372)     (51,353,090)
    Proceeds from maturities of investment securities - available for sale      56,185,019        4,912,000
    Proceeds from sale of investment securities- available for sale              5,040,652       13,013,875
    Purchases of investment securities - held to maturity                         (500,000)        (500,000)
    Proceeds from maturities of investment securities - held to maturity         2,500,000       15,000,000
    Longer term loans originated                                               (52,531,646)     (33,305,411)
    Principal collected on longer term loans                                    82,462,075       31,317,443
    Net increase in short-term loans                                            (7,937,955)      (9,852,244)
    Principal collected on mortgage backed securities - available for sale      19,211,814        8,433,556
    Purchase of mortgage backed securities - available for sale                (57,820,305)     (36,990,376)
    Proceeds from sale of mortgaged backed securities- available for sale       18,038,332        2,935,234
    Purchase of mortgage backed securities- held to maturity                    (1,038,404)      (6,113,580)
    Principal collected on mortgage backed securities - held to maturity        14,384,179       11,864,292
    Proceeds from sales of foreclosed real estate                                       --           80,569
    Investment in premises and equipment                                          (720,844)        (289,834)
    Purchase of Federal Home Loan Bank of Atlanta stock                                 --         (655,300)
    Proceeds from sale of Federal Home Loan Bank of Atlanta stock                  634,800               --
                                                                             -------------    -------------
        Net cash used by investing activities                                  (55,168,655)     (49,348,866)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                              (390,799)              --
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                 18,679,105       23,731,221
    Net increase  in certificates of deposit                                    32,634,162       24,836,330
    Increase in Federal Home Loan Bank of Atlanta advances                              --        6,900,000
    Repayment of Federal Home Loan Bank of Atlanta advances                     (3,000,000)     (12,400,000)
    Acquisition of stock for Rabbi Trust                                                --          (57,000)
    Trust Preferred Securities                                                          --       12,500,000
    Exercised Stock Options                                                          8,000           40,000
    Increase in Dividends Payable                                                       --              626
    Dividends paid on stock                                                       (772,569)        (792,763)
                                                                             -------------    -------------
        Net cash provided by financing activities                               47,157,899       54,758,414
                                                                             -------------    -------------

Decrease (increase) in cash and cash equivalents                                  (772,816)       5,799,828
Cash and cash equivalents at beginning of period                                25,703,327       12,968,998
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                   $  24,930,511    $  18,768,826
                                                                             =============    =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                                  FOR NINE MONTH PERIOD
                                                                                      ENDED JUNE 30,
                                                                            --------------------------------
                                                                                2003                2002
                                                                            -----------         ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  10,642,180       $   6,903,960
    Interest bearing deposits in other banks                                   9,380,636           6,786,480
    Federal funds sold                                                         5,007,695           5,277,386
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     25,030,511          18,967,826
        Less - certificate of deposit with an original maturity of
          more than ninety days                                                  100,000             199,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  24,930,511       $  18,768,826
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $  12,286,181       $  10,937,143
                                                                           =============       =============

    Income taxes                                                           $     826,700       $     643,100
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

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
          United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

Note 3 - Cash Flow Presentation
         ----------------------

          For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 4 - Pro-Forma Income
         ----------------

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

          The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the nine months ended June 30, 2002 as if the transaction had occurred at the beginning of the period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 4-  Pro-Forma Income (Continued)
         ----------------------------

                                                     For the nine months ended
                                                     -------------------------
                                                         June 30, 2002
                                                         -------------

         Net Interest Income                            $   12,705,623
         Net Income                                          1,968,505
         Diluted net income per share                             0.34

Note 5 - Earnings Per Share
         ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the nine and three months ended June 30, 2003 is as follows:

                                                For the Nine Months Ended June 30, 2003
                                                ---------------------------------------
                                                   Income       Shares      Per Share
       Basic EPS                                (Numerator)  (Denominator)   Amount
       ---------                                -----------  -------------   ------
       Income available to shareholders          $1,252,937    5,723,135   $   0.22

       Effect of dilutive shares                         --       45,683         --
                                                 ----------   ----------   --------

       Diluted EPS
       -----------

       Income available to common stockholders
           plus assumed conversions              $1,252,937    5,768,818   $   0.22
                                                 ==========   ==========   ========


                                               For the Three Months Ended June 30, 2003
                                               ----------------------------------------
                                                   Income       Shares      Per Share
       Basic EPS                                (Numerator)  (Denominator)   Amount
       ---------                                -----------  -------------   ------
       Income available to shareholders          $   21,845    5,723,085   $   0.00



       Effect of dilutive shares                         --       59,739         --
                                                 ----------   ----------   --------

       Diluted EPS
       -----------

       Income available to common stockholders
           plus assumed conversions              $   21,845   $5,782,824   $   0.00
                                                 ==========   ==========   ========

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 6 - Regulatory Capital
         ------------------

          The following table sets forth the Bank's capital position at June 30, 2003.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
                                           Actual                Adequacy Purposes         Action Provision
                                -------------------------    ----------------------    -------------------------
                                  Actual        % of         Required         % of     Required          % of
                                  Amount        Assets       Amount           Assets   Amount            Assets
                                  ------        ------       ------           ------   ------            ------
                                                                   (unaudited)
Tangible (1)                     $ 46,854,930       7.44%  $ 9,443,551         1.50%          N/A           N/A
Tier 1 capital (2)                 46,854,930      13.16           N/A          N/A     21,356,156         6.00%
Core (1)                           46,854,930       7.44    25,182,802         4.00     31,478,502         5.00
Risk-weighted (2)                  48,945,605      13.75    28,474,875         8.00     35,593,594        10.00
------------

(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 7- Stock Option Plan
        -----------------

               The Company has a Stock Option Plan (the "Plan") whereby 228,660 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Incentive Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. An additional 74,500 options were granted during the year ended September 30, 2002.

               SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to make certain disclosures as if the fair value method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant date fair value of each option awarded in fiscal 1999 using the
          Black-Scholes Option-Pricing model with the following relevant assumptions: dividend yield of 6.25%, risk-free interest rate of 5.72% and expected lives of 10 years. The assumption for expected volatility was 31.55%. The estimated fair value of each option granted was $1.62.

               The Company estimated the grant date fair value of each option awarded in fiscal 2002 using the Black-Scholes Option-Pricing model with the following relevant assumptions: dividend yield of 4.08%, risk-free interest rate of 4.49% and expected lives of 10 years. The assumption for expected volatility was 32.63%. The estimated fair value of each option granted was $2.80.

               Had compensation cost been determined for the nine months ended June 30, 2003 and 2002 including the weighted- average estimate of fair value of each option granted the Company's proforma net income would be $1,214,014 and $ 1,008,770, respectively, reduced by $38,923 and $14,915. Proforma earnings, basic and diluted, per share would have been $.21 for the nine month period ending June 30, 2003 and $.18 and $.17, respectively, for the nine month period ending June 30, 2002.

               Had compensation cost been determined for the three months ended June 30, 2003 and 2002 including the weighted-average estimate of fair value of each option granted, the Company's proforma net income would be $8,871 and $475,196, respectively, reduced by $12,974 and $4,972.
          Proforma earnings, basic and diluted, per share would have been $.00 for the three month period ending June 30, 2003 and $.08 for the three month period ending June 30, 2002.

Note 8- Recent Accounting Pronouncements
        --------------------------------

               In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting on contracts as either derivatives or hybrid instruments. This Statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003.

               In May 2003, FASB issued SFAS No. 150 " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003.

               The above accounting pronouncements will not have a material impact on the consolidate financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND SEPTEMBER 30, 2002

     During the nine months ended June 30, 2003, the Company's assets increased by $52.6 million, or 9.0% from $587.1 million at September 30, 2002 to $639.7 million at June 30, 2003. Loans receivable, net decreased by $23.3 million, or 5.9%, from $396.6 million at September 30, 2002 to $373.3 million at June 30, 2003. The Company's mortgage-backed securities available for sale increased by $20.4 million, or 33.7%, from $60.4 million at September 30, 2002 to $80.8 million at June 30, 2003. The Company's mortgage-backed securities held to maturity decreased by $13.5 million or 40.0% from $33.7 million at September 30, 2002 to $20.2 million at June 30, 2003. The Company's investment portfolio available for sale increased $72.7 million or 161.4%, from $45.1 million at September 30, 2002 to $117.8 million at June 30, 2003. The Company's investment portfolio held to maturity decreased by $2.0 million or 44.4% from $4.5 million at September 30, 2002 to $2.5 million at June 30, 2003. The preceeding was accomplished in an effort to reduce interest rate risk in the balance sheet. The bank was reluctant to make long term low rate loans in the low interest rate environment that prevailed during the nine month period ended June 30, 2003. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $48.7 million, or 9.8%, from $498.8 million at September 30, 2002 to $547.5 million at June 30, 2003. The increase in deposits was achieved through normal marketing efforts and the acquisition of WHG Bancshares. The growth in deposits helped to fund security purchases. The security purchases have been short term balloon type products and adjustable mortgage products.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

     Net Income. Net income increased by $229,000, or 22.4%, from $1.0 million for the nine months ended June 30, 2002 to $1.2 million for the nine months ended June 30, 2003. The increase in net income was partially attributable to increased net interest income, due to an increase in the average balance of loans. The average balance of loans increased $117.8 million, from $271.0 million at June 30, 2002 to $388.8 million at June 30, 2003, of which $116.8 million was a result of the merger with WHG Bancshares. The average balance of deposits increased $167.7 million from $355.9 million at June 30, 2002 to $523.6 million at June 30, 2003. Increase in other income also contributed to the increase in net income. The increase in net income was partially offset by an increase in the provision for loan losses, and increases in non-interest expenses. The provision for loan losses increased $989,000 from $209,000 for the nine months ended June 30, 2002 to $1.2 million for the nine months ended June 30, 2003. Non-interest expenses increased $3.4 million from $8.0 million for the nine months ended June 30, 2002 to $11.4 million for the nine months ended June 30, 2003.

     Net Interest Income. Net interest income was $13.3 million for the nine months ended June 30, 2003, compared to $9.2 million for the nine months ended June 30, 2002, representing an increase of $4.1 million, or 44.3%. The increase was primarily due to the increase in the volume of interest-earning assets. The increase in volume of interest earning assets was primarily a result of the merger with WHG Bancshares. The Company was able to increase interest rate spread from 2.83% at June 30, 2002, to 2.94% at June 30, 2003 due to declining interest rates and re-pricing of deposits.

     Interest Income. Interest income increased by $5.4 million, or 26.7% from $20.1 million for the nine months ended June 30, 2002 to $25.5 million for the nine months ended June 30, 2003. Interest and fees on loans increased by $4.9 million, or 32.4%, from $15.2 million for the nine months ended June 30, 2002 to $20.1 million for the nine months ended June 30, 2003. This was primarily due to a $117.8 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 58 basis points from 7.49% at June 30, 2002 to 6.91% at June 30, 2003. The increase in the average balance of loans was primarily attributable to the merger with WHG Bancshares which consisted of $116.8 million in loans receivable. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $504,000 or 19.7% from $2.6 million for the nine months ended June 30, 2002 to $3.1 million for the nine months ended June 30, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $62.3 million at June 30, 2002 to $94.0 million at June 30, 2003. Interest and dividends on investment securities decreased by $172,000 or 7.8% from $2.2 million for the nine months ended June 30, 2002 to $2.0 million for the nine months ended June 30, 2003. This was primarily due to a decrease in the average rate received on investments from 5.1% at June 30, 2002 to 3.6% at June 30, 2003.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $10.9 million for the nine months ended June 30, 2002 to $12.2 million for the nine months ended June 30, 2003 a change of $1.3 million or 11.9%. Interest on deposits increased $412,000 due to an increase in the average volume of deposits by $167.7 million from $355.9 million at June 30, 2002 to $523.6 million at June 30, 2003. The average yield on deposits decreased by 114 basis points from 3.88% at June 30, 2002 to 2.74% at June 30, 2003. The Company was able to increase its deposits through its use of advertising and the acquisition of WHG Bancshares. Interest on short-term borrowings decreased by $395,000 for the nine months ended June 30, 2003, and interest on long-term borrowings increased by $791,000. This increase was primarily due to an increase of $9.2 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the nine months ended June 30, 2003. Also contributing to interest expense was interest on the Trust Preferred Securities which was $501,000 for the nine month period ending June 30,2003.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the period ended June 30, 2003. The period ended June 30, 2002 average balances were computed using month-end balances, except for Other Investments which were computed using daily balances. Total average assets are computed using month-end balances.

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

                                                                   NINE MONTHS ENDED JUNE 30
                                              -----------------------------------------------------------------------------
                                                               2003                                  2002
                                              -------------------------------------   -------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------      ----         -------       --------       ----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans....................................   $ 388,859    $  20,158        6.91%     $  271,028    $ 15,223         7.49%
   Mortgage-backed securities...............      93,963        3,061        4.34          62,336       2,557         5.47
   Dividends and investment securities......      75,506        2,043        3.61          57,700       2,215         5.12
   Other Investments........................      25,456          267        1.40           8,673         149         2.29
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     583,784       25,529        5.83         399,737      20,144         6.72
Noninterest-earning assets..................      32,219                                   22,600
                                               ---------                               ----------
       Total assets.........................   $ 616,003                               $  422,337
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 523,584       10,771        2.74         355,888      10,359         3.88
   FHLB Advances............................      25,442          953        4.99          16,242         558         4.58
   Trust Preferred Securities...............      12,500          501        5.34             183           8         5.83
   Other liabilities........................       1,853            1        0.07           1,946           1         0.07
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     563,379       12,226        2.89         374,259      10,926         3.89
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............       7,845                                    5,435
                                               ---------                               ----------
       Total liabilities....................     571,224                                  379,694
Stockholders' equity .......................      44,779                                   42,643
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 616,003                               $  422,337
                                               =========                               ==========

Net interest income.........................                $  13,303                                $  9,218
                                                            =========                                ========
Interest rate spread........................                                 2.94%                                    2.83%
                                                                          =======                                  =======
Net interest margin.........................                                 3.04%                                    3.07%
                                                                          =======                                  =======
Ratio average interest earning assets/
    interest bearing liabilities............                               103.62%                                  106.81%
                                                                          =======                                  =======

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


                                        For Nine Months Ended June 30,
                                    -----------------------------------------
                                          2003        vs.         2002
                                    -----------------------------------------
                                               Increase (Decrease)
                                                     Due to
                                    -----------------------------------------
                                                            Rate/
                                      Volume    Rate       Volume      Total
                                      ------    ----       ------      -----
                                                   (In thousands)
Interest income:
  Loans receivable ................ $ 6,646   $(1,193)   $  (518)   $ 4,935
  Mortgage-backed securities ......   1,294      (524)      (266)       504
  Investment securities and
      FHLB Stock ..................     681      (652)      (201)      (172)
  Other interest-earning assets ...     288       (58)      (112)       118
                                    -------   -------    -------    -------
    Total interest-earning assets..   8,909    (2,427)    (1,097)     5,385

Interest expense:
  Deposits ........................   4,881    (3,038)    (1,431)       412
  FHLB advances ...................     316        50         29        395
  Trust Preferred Securities ......     539        (1)       (45)       493
  Other liabilities ...............       0         0          0          0
                                    -------   -------    -------    -------
     Total interest-bearing
       liabilities ................   5,736    (2,989)    (1,447)     1,300
                                    -------   -------    -------    -------

Change in net interest income ..... $ 3,173   $   562    $   350    $ 4,085
                                    =======   =======    =======    =======

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $1.2 million for the nine months ended June 30, 2003, as compared to $209,000 for the nine months ended June 30, 2002, representing an increase of $1.0 million. The provision increased due to the increased chargeoffs and the increased volume of loans. Loan chargeoffs for the nine months ended June 30, 2003 were $1.5 million as compared to $320,000 for the nine months ended June 30, 2002 an increase of $1.2 million. The increase in loan chargeoffs was caused by the charge off of $569,000 for a commercial loan arrangement and related transactions for which collectibility is in doubt. In addition loan chargeoffs increased due to the increased volume of loans and adverse economic conditions. Loan recoveries were $267,000 for the nine months ended June 30, 2003 compared to $247,000 for the nine months ended June 30, 2002. Non performing loans at June 30, 2003 were $348,000 as compared to $362,000 at June 30, 2002. The total loss allowance allocated to domestic loans is $2.2 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $623,000, or 86.4% from $721,000 for the nine months ended June 30, 2002 to $1.3 million for the nine months ended June 30, 2003. The increase in other income for the nine months ended June 30 2002 was partially attributable to gains on the sale of loans of $340,000 for the nine months ended June 30, 2003 compared to $132,000 for the nine months ended June 30, 2002. There was also a gain on the sale of Mortgaged Backed Securities of $233,000 for the nine months ended June 30, 2003, compared to a gain of $6,000 for the nine months ended June 30, 2002, and a gain on the sale of investments of $41,000 for the nine months ended June 30, 2003 compared to $44,000 for the nine months ended June 30, 2002.

These gains were achieved through the Company's implementation of a strategy to mitigate interest rate risk. These gains may not be achieved in the future should market conditions change. Fees on transaction accounts increased by $75,000 due to the increase in the volume of transaction accounts. Servicing fee income decreased $19,000 from $14,000 for the nine months ended June 30, 2002 to $(5,000) for the nine months ended June 30, 2003. This decrease was attributable to adjustments to the servicing premium on loans sold due to payoffs.

     Non-interest Expenses. Total non-interest expenses increased by $3.3 million, or 41.8%, from $8.1 million for the nine months ended June 30, 2002 to $11.4 million for the nine months ended June 30, 2003. The increase in non-interest expenses was due to increases in salaries and related expenses of $2.0 million, or 47.8%. The increase in salaries was partially due to the increased personnel due to the merger with WHG Bancshares and increased loan personnel as the Company attempts to diversify into the commercial loan market. The increase in non-interest expenses also was due in part to the absence of a credit to compensation expense of $169,000 for the nine months ended June 30, 2002 for the directors retirement plan due to the decline of value of the shares held in the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation was classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the directors. No adjustments to compensation expense for the Rabbi Trust were required for the quarter ended June 30, 2003 as a result of stockholder approval of an amendment to the Directors' Retirement Plan at the 2002 annual meeting of stockholders.

     The Company also experienced increases of $475,000, or 71.4% in data processing expenses, from $665,000 at June 30, 2002 to $1.1 million at June 30, 2003. This increase was primarily due to an increased number of transaction accounts due to the merger with WHG Bancshares and a rate increase. Occupancy expense increased by $297,000 or 32.7% from $908,000 at June 30, 2002 to $1.2 million at June 30, 2003. The Company also experienced increases of $270,000, or 38.4% in property and equipment expense and an increase of $155,000, or 46.3% in telephone, postage and office supplies. These increases were due to the cost of the additional branch offices acquired in the WHG Bancshares merger.

     Income Taxes. The Company's income tax expense was $770,000 and $647,000 for the nine months ended June 30, 2003 and 2002, respectively. The Company's effective tax rates were 38.0% and 38.7% for the nine months ended June 30, 2003 and 2002, respectively.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2003 AND
2002

     Net Income. Net income decreased by $458,000, or 95.5%, from $480,000 for the three months ended June 30, 2002 to $22,000 for the three months ended June 30, 2003. The decrease in net income was due to the increase in the provision caused by the establishment of a provision of $569,000 for a commercial loan arrangement and related transactions for which collectibility is in doubt. This decrease was partially offset by increases in other income and increased net interest income due to an increase in the average balance of loans. The average balance of loans increased $102.2 million, from $273.8 million at June 30, 2002 to $376.0 million at June 30, 2003, of which $116.8 million was a result of the merger with WHG Bancshares. The average balance of deposits increased $171.6 million from, $372.4 million at June 30, 2002 to $544.0 million at June 30, 2003 of which $118.2 million was a result of the merger with WHG Bancshares.

     Net Interest Income. Net interest income was $4.2 million for the three months ended June 30, 2003, compared to $3.3 million for the three months ended June 30, 2002, representing an increase of $905,000, or 27.5%. The increase was primarily due to the increase in the volume of interest-earning assets. The increase in the volume of interest earning assets was primarily a result of the merger with WHG Bancshares. The interest rate spread decreased from 2.93% at June 30, 2002 to 2.71% at June 30, 2003 due to declining interest rates and re-pricing of deposits.

     Interest Income. Interest income increased by $1.3 million, or 19.3% from $6.9 million for the three months ended June 30, 2002 to $8.2 million for the three months ended June 30, 2003. Interest and fees on loans increased by $1.1 million, or 22.3%, from $5.1 million for the three months ended June 30, 2002 to $6.2 million for the three months ended June 30, 2003. This was primarily due to a $102.2 million increase in the average balance of loans receivable which more than offset a decrease in the average yield on loans of 82 basis points from 7.46% at June 30, 2002 to 6.64% at June 30, 2003. The increase in the average balance of loans was primarily attributable to the merger with WHG Bancshares which consisted of $116.8 million in loans receivable. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $91,000 or 10.1% from $905,000 for the three months ended June 30, 2002 to $996,000 for the three months ended June 30, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $67.2 million at June 30, 2002 to $97.5 million at June 30, 2003. Interest and dividends on investment securities increased by $54,000 or 6.7% from $812,000 for the three months ended June 30, 2002 to $865,000 for the three months ended June 30, 2003. This was primarily due to an increase in the average balance of investments, from $65.5 million at June 30, 2002 to $101.9 million at June 30, 2003. This increase more than offset a decrease in the rates received on investments from 4.96% at June 30, 2002 to 3.40% at June 30, 2003.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.6 million for the three months ended June 30, 2002 to $4.0 million for the three months ended June 30, 2003 a change of $424,000 or 11.9%. Interest on deposits increased $205,000 due to an increase in the average volume of deposits by $171.6 million from $372.4 million at June 30, 2002 to $544.0 million at June 30, 2003. The average yield on deposits decreased by 97 basis points from 3.57% at June 30, 2002 to 2.60% at June 30, 2003. The Company was able to increase its deposits through its use of advertising and the acquisition of WHG Bancshares. Interest on short-term borrowings decreased by $186,000 for the three months ended June 30, 2003, and interest on long-term borrowings increased by $244,000. This increase was primarily due to an increase of $10.1 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the quarter ended June 30, 2003. Also contributing to interest expense was interest on the Trust Preferred Securities which was $161,000 for the three month period ending June 30, 2003.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three months ended June 30, 2003. The three months ended June 30, 2002 average balances were computed using month-end balances. Total average assets are computed using month-end balance.

                                                                        THREE MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------------------------------
                                                              2003                                     2002
                                               ----------------------------------      ------------------------------------
                                               AVERAGE                    AVERAGE      AVERAGE                      AVERAGE
                                               BALANCE      INTEREST       RATE        BALANCE       INTEREST        RATE
                                               -------      --------       ----        -------       --------        ----
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                                      $376,016      $ 6,241       6.64%       $ 273,795      $ 5,104        7.46%
   Mortgage-backed securities                   97,489          996       4.09           67,195          905        5.39
   Investment securities and FHLB stock        101,913          865       3.40           65,511          812        4.96
   Interest bearing deposits in other banks
      and Federal Funds sold                    25,657           91       1.42            9,980           44        1.76
                                              --------      -------                   ---------      -------
     Total interest-earning assets             601,075        8,193       5.45          416,481        6,865        6.59
                                                            -------                                  -------
Noninterest-earning assets                      34,364                                   23,350
                                              --------                                ---------
        Total assets                          $635,439                                 $439,831
                                              ========                                 ========

Interest-bearing liabilities:
    Deposits                                  $544,011        3,530       2.60         $372,449        3,324        3.57
    FHLB Advances                               24,992          303       4.85           14,923          239        6.41
    Trust Preferred Securities                  12,500          161       5.15              549            8        5.83
    Other liabilities                            2,462            1        .16            2,515            1        0.16
                                              --------      -------                   ---------      -------
Total interest-bearing liabilities             583,965        3,995       2.74          390,436        3,572        3.66
                                                            -------       ----                       -------        ----
Noninterest-bearing liabilities                  7,457                                    6,468
                                              --------                                ---------
      Total liabilities                        591,422                                  389,073
Stockholders' equity                            44,017                                   42,927
                                              --------                                ---------
   Total liabilities and stockholders'
            Equity                            $635,439                                 $439,831
                                              ========                                 ========

Net interest income                                          $4,198                                   $3,293
                                                             ======                                   ======
Interest rate spread                                                      2.71%                                     2.93%
                                                                        ======                                    ======
Net interest margin                                                       2.79%                                     3.16%
                                                                        ======                                    ======
Ratio average interest earning assets/
    interest bearing liabilities                                        102.93%                                   106.67%
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


                                               For Three Months  Ended June 30,
                                         ---------------------------------------
                                                2003        vs.          2002
                                         ---------------------------------------
                                                     Increase (Decrease)
                                                         Due to
                                         ---------------------------------------
                                                                 Rate/
                                          Volume     Rate       Volume     Total
                                          ------     ----       ------     -----
                                                     (In thousands)
Interest income:
  Loans receivable ....................  $ 1,876   $  (535)   $  (204)   $ 1,137
  Mortgage-backed securities ..........      413      (222)      (100)        91
  Investment securities and
      FHLB Stock ......................      448      (253)      (142)        53
  Other interest-earning assets .......       70        (9)       (14)        47
                                         -------   -------    -------    -------
    Total interest-earning assets .....    2,807    (1,019)      (460)     1,328

Interest expense:
  Deposits ............................    1,531      (907)      (418)       206
  FHLB advances .......................      161       (58)       (39)        64
  Trust Preferred Securities ..........      174        (1)       (20)       153
  Other liabilities ...................        0         0          0          0
                                         -------   -------    -------    -------
     Total interest-bearing
       liabilities ....................    1,866      (966)      (477)       423
                                         -------   -------    -------    -------

Change in net interest income .........  $   941   $   (53)   $    17    $   905
                                         =======   =======    =======    =======


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain a total allowance for loan losses at a level management considers adequate to provide for probable loan losses. The Company increased the provision for losses by $786,000 for the three months ended June 30, 2003. This increases the loss allowance to $2.2 million, which the Company believes is sufficient based on past experience. Loan chargeoffs for the three months ended June 30, 2003 were $886,000 as compared to $132,000 for the three months ended June 30, 2002. The provision increased due to the increased volume of loans and increased chargeoffs. The increase in chargeoffs was caused by the charge-off of $569,000 for a commercial loan arrangement and related transactions for which collectibility is in doubt and current economic conditions. Loan recoveries were $110,000 for the three months ended June 30, 2003 as compared to $117,000 for the three months ended June 30, 2002. Non performing loans at June 30, 2003 were $348,000 as compared to $362,000 at June 30, 2002. In establishing such provisions, management considered the analysis of the risk inherent in the loan portfolio and the increased emphasis on home equity loans, automobile loans, and consumer loans which entail higher credit risks than residential mortgage loans.

     Other Income. Other income increased by $132,000, or 50.8% from $260,000 for the three months ended June 30, 2002 to $392,000 for the three months ended June 30, 2003. The increase in other income for the three months ended June 30, 2003 was partially attributable to increases on gains on the sale of loans of $46,000. There was also an increase on gain on the sale of Mortgaged Backed Securities of $75,000. These gains were achieved through the Company's implementation of a strategy to mitigate interest rate risk. These gains may not be achieved in the future should market conditions change. Fees on transaction accounts increased by $20,000, and loan fees increased $12,000. Servicing fee income decreased $15,000 from $4,000 for the three months ended June 30, 2002 to $(11,000) for the three months ended June 30, 2003. This decreasee was attributable to adjustments to the servicing premium on loans sold due to payoffs.

     Non-interest Expenses. Total non-interest expenses increased by $1.2 million, or 43.4%, from $2.6 million for the three months ended June 30, 2002 to $3.8 million for the three months ended June 30, 2003. The increase in non-interest expenses was due to increases in salaries and related expenses of $730,000, or 50.6%. The increase in salaries was partialy due to the increased personnel due to the merger with WHG Bancshares and increased loan personnel as the Company attempts to diversify into the commercial loan market. The increase in non-interest expenses also was due in part to the absence of a credit to compensation expense of $45,000 for the quarter ended June 30, 2002 for the directors retirement plan due to the decline of value of the shares held in the Rabbi-Trust. The Company established the Rabbi-Trust to hold shares of Company Common Stock in connection with the Company's obligation to pay deferred compensation under the Directors' Retirement Plan. The related deferred compensation obligation was classified as a liability and adjusted with a corresponding charge (or credit) to compensation cost by multiplying the number of shares owned by the Rabbi Trust by the change in the fair market value of each share, to reflect changes of the amount owed to the directors. No adjustments to compensation expense for the Rabbi Trust were required for the quarter ended June 30, 2003 as a result of stockholder approval of an amendment to the Directors' Retirement Plan at the 2002 annual meeting of stockholders.

     The Company also experienced increases of $120,000, or 55.5% in data processing expenses, from $216,000 at June 30, 2002 to $336,000 at June 30, 2003. This increase was primarily due to an increased number of transaction accounts due to the merger with WHG Bancshares and a rate increase. Occupancy expense increased by $120,000 or 39.8% from $300,000 at June 30, 2002 to $420,000 at June 30, 2003. The Company also experienced increases of $110,000, or 47.9% in property and equipment expense and an increase of $54,000, or 49.8% in telephone, postage and office supplies. These increases were due to the cost of the additional branch offices acquired in the WHG Bancshares merger.

     Income Taxes. The Company's income tax expense was $11,000 and $303,000 for the three months ended June 30, 2003 and 2002, respectively. The Company's effective tax rates were 33.5% and 38.7% for the three months ended June 30, 2003 and 2002, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:


                                                           June 30, 2003   September 30, 2002
                                                           -------------   ------------------
                                                              (dollars in thousands)

        Commitments to originate new loans                     $21,124        $12,900
        Commitments to originate new loans held for sale            --             --
        Unfunded commitments to extend credit under existing
             equity line and commercial lines of credit         17,172         20,800
        Commercial letters of credit                               317            431
        Commitments to sell loans held for sale                     --             --


The Company does not have any unconsolidated special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At June 30, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of June 30, 2003

                                        Payments due by period
                                        ----------------------
                                        (Dollars in thousands)
                         Less than
                          1 year   1-3 years  4-5 years Over 5 years  Total
                         --------  ---------  --------- ------------  -----
Deposits                 $194,965    109,061     68,878         --    372,904
Long-term borrowings        2,500      2,250      9,000      9,000     22,750
Lease obligations             849      2,495      1,229      3,431      8,004
                         --------   --------   --------   --------   --------


Total contractual cash
    obligations          $198,314    113,806     79,107     12,431    403,658
                         ========   ========   ========   ========   ========

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

ASSET QUALITY

     At June 30, 2003, the Company had approximately $680,000 in non-performing assets (nonaccrual loans, repossessed assets and real estate owned) or .11% of total assets. At September 30, 2002, non-performing assets were $1.6 million or ..28% of total assets. The Bank's net charge-offs for the nine months ended June 30, 2003 were $1.2 million. The Bank's allowance for loan losses was $2.2 million at June 30, 2003 and September 30, 2002. The ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to .59% at June 30, 2003, compared to .58% at September 30, 2002.


         The following table presents an analysis of the Company's non-performing assets:

                                                   At          At
                                                 June 30,  September 30,
                                                   2003        2002
                                                   ----        ----
Nonperforming loans:
Nonaccrual loans                                  $  348      $1,391
Loans 90 days past due and accruing                   --          --
Restructured loans                                    --          --
                                                  ------      ------
Total nonperforming loans                            348       1,391
Other non-performing assets                          332         229
                                                  ------      ------
Total nonperforming assets                        $  680      $1,620
                                                  ======      ======

Nonperforming loans to loans receivable, net         .18%        .35%
Nonperforming assets as a percentage
 of loans and other real estate owned                .18%        .41%
Nonperforming assets to total assets                 .11%        .28%

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.
                                           For the Nine        For the Three
                                           Months Ended        Months Ended
                                               June 30,           June 30,
                                          2003       2002      2003      2002
                                          ----       ----      ----      ----

Balance at beginning of period .......  $ 2,199    $ 1,563    $ 2,153   $ 1,574
                                        ---------------------------------------
Loans charged-off:
  Real estate mortgage:
    Single-family residential ........       --         --         --        --
    Multi-family residential .........       --         --         --        --
    Commercial .......................       --         --         --        --

  Construction .......................       --         --         --        --
  Commercial loans ...................      569         --        569        --
  Consumer ...........................      932        320        316       132
                                        -------    -------    -------   -------
Total charge-offs ....................    1,501        320        885       132

Recoveries:
  Real estate mortgage:
    Single-family residential ........       --         --         --        --
    Multi-family residential .........       --         --         --        --
    Commercial .......................       --         --         --        --
    Construction .....................       --         --         --        --
  Commercial loans secured ...........       --         --         --        --
  Consumer ...........................      267        247        110       117
                                        -------    -------    -------   -------
Total recoveries .....................      267        247        110       117
Net loans charged off ................   (1,234)       (73)       775        15
Provision for loan  losses ...........    1,199        209        786       140
Allowance assumed in the provision ...       --         --         --        --
                                        ---------------------------------------
Balance at end of period .............  $ 2,164    $ 1,699    $ 2,164   $ 1,699
                                        =======================================


Ratio of net charge-offs
  to average loans outstanding
  during the period...................      .39%       .12%       .24%      .05%
                                        =======================================

     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2003, the Company had $680,000 in classified assets, consisting of $348,000 in substandard and loss loans, $0 in real estate owned and $ 332,000 in other repossessed assets. At September 30, 2002, the Company had $2.0 million in substandard assets, consisting of $1.8 million in loans, $0 in real estate owned and $214,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At June 30, 2003, the Company has identified approximately $2.7 million in assets classified as special mention.






LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2003 and 2002, the Company had $52.5 million and $33.3 million, respectively, of loan originations. During the nine months ended June 30, 2003 and 2002, the Company purchased investment securities in the amounts of $133.6 million and $51.8 million, respectively, and mortgage-backed securities in the amounts of $58.8 million and $43.1 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of June was approximately 25.05%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than nine months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2003, cash, interest-bearing deposits in other banks and federal funds sold were $10.6 million, $9.4.million and $5.0 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2003 totaled $194.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2003, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $317,000, $17.2 million and $21.1 million respectively.

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




ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          None.

          ITEM 5. OTHER INFORMATION

          None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)       List of Exhibits

          The following exhibit is filed herewith:

          Exhibit
          Number                             Title
          ------                             -----

          31.1      Rule #13a-14(a) Certification of Chief Executive Officer

          31.2      Rule #13a-14(a) Certification of Chief Financial Officer

          32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)       Form 8-K

                    On April 29, 2003 the Company filed a Current Report on Form 8-K reporting under Item 7 and Item 12.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BCSB BANKCORP, INC.



Date: August 13, 2003                           /s/ Gary C. Loraditch
                                                --------------------------------
                                                Gary C. Loraditch
                                                President
                                                (Principal Executive Officer)



Date: August 13, 2003                           /s/ Bonnie M. Klein
                                                --------------------------------
                                                Bonnie M. Klein
                                                Vice President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)