Form 10-K
period 2003-09-30
BCSB BANKCORP INC
filed 2003-12-29
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-24589

                               BCSB BANKCORP, INC.
                ------------------------------------------------
                (Name of Registrant as Specified in its Charter)

      UNITED STATES                                       52-2108333
---------------------------------                  -------------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

4111 E. JOPPA ROAD, SUITE 300, BALTIMORE, MARYLAND              21236
---------------------------------------------------     --------------------
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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

     The aggregate market value of voting and common non-voting common equity held by non-affiliates was approximately $25,493,309 computed by reference to the closing sale price for the registrant's common stock on September 30, 2003 as reported on The Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 1, 2003: 5,885,593

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2003. (Parts II and III)
     2. Portions of Proxy Statement for registrant's 2004 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

     BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the "Company") serves as the holding company for its wholly owned subsidiaries, Baltimore County Savings Bank, F.S.B. (the "Bank"), BCSB Bankcorp Capital Trust I and BCSB Bankcorp Capital Trust II. Baltimore County Savings Bank, M.H.C. (the "MHC"), a federal mutual holding company, owns 63.8% of the Company's outstanding common stock. The Company's assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

     The Company's most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2003, the Company had total assets of $668.2 million, total deposits of $551.9 million and stockholders' equity of $44.8 million.

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

MARKET AREA

     The Bank's market area consists of the Baltimore metropolitan area. At September 30, 2003, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

     The economy of the Bank's market area is diversified, with a mix of services, manufacturing, wholesale/retail trade, and federal and local government. Once the backbone of the regional economy, the manufacturing industry is relatively stable after almost two decades of decline. The manufacturing section of Baltimore County received a further boost with General Motors' completion of its construction of a new Allison Transmission Plant in the White Marsh growth area, and pending Route 43 extension. The Baltimore Metropolitan area, which consists of Baltimore City, Anne Arundel, Baltimore, Carroll, Harford and Howard Counties has an estimated population, according to the 2000 census, of 2,512,943 which equals approximately 47% of Maryland's total population. Baltimore County has the largest population at 754,292 followed by Baltimore City at 651,154, Anne Arundel County at 489,000, Howard County at 247,842 and Harford County at 218,000. Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development seventy-seven percent of Baltimore County's employees work in the private sector with approximately 9% in manufacturing, 20% in trade, transportation and utilities, 13.8% professional business services, 13.8% education and health services, and 8% in leisure and hospitality. Government provides 17.5% of the County's jobs, with self-employed providing the remaining employment.

     Harford County continues to experience strong economic growth while maintaining a strong government presence of approximately 11,484 employed in the Aberdeen Proving Grounds both in the military and in civilian capacity. The Maryland Department of Labor and Licensing Regulation estimates 54,727 work in Harford County's private sector with 30% working in retail trade, 33% in service and 19% in construction and manufacturing.

LENDING ACTIVITIES

     General. The Bank's gross loan portfolio totaled $365.3 million at September 30, 2003, representing 54.7% of total assets at that date. At September 30, 2003, $179.5 million, or 46.3% of the Bank's gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $16.4 million, $14.3million and $53.7 million, respectively, or 4.2%, 3.7% and 13.8%, respectively, of the Bank's gross loan portfolio at September 30, 2003. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $98.2 million and $13.9 million, respectively, or 25.3% and 3.6% respectively, of the Bank's gross loan portfolio.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. At September 30, 2003, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.


                                                                                At September 30,
                                           -------------------------------------------------------------------------------------
                                                2003               2002             2001              2000             1999
                                           ---------------   ----------------   --------------   --------------   --------------
                                           Amount      %     Amount       %     Amount     %     Amount     %     Amount     %
                                           ------    -----   ------     -----   ------   -----   ------   -----   ------   -----
                                                                               (In thousands)
Real estate loans:
  Single-family residential (1)...........$ 179,552  46.32% $221,062   53.09%  $165,028  57.94% $152,469  59.42% $146,868  65.20%
  Single-family rental property loans.....   14,348   3.70     8,306    2.00      7,581   2.66     5,080   1.98     4,832   2.15
  Commercial..............................   53,675  13.85    57,356   13.77     15,068   5.29    13,649   5.32    10,216   4.54
  Construction (2)........................   16,411   4.23    11,734    2.82      8,709   3.06     5,905   2.30     5,592   2.48
Commercial lines of credit................    6,410   1.65     4,208    1.01        400    .14        44    .02        50    .02
Commercial leases.........................      820    .21     1,170     .28      1,308    .46        --     --        --     --
Commercial loans secured..................      133    .03     1,595     .38      2,588    .91     1,475    .57     1,081    .48
Commercial loans unsecured................      678    .17        --      --         --     --        --     --        --     --

Consumer loans:
  Automobile..............................   98,168  25.33    93,161   22.38     72,822  25.57    67,852  26.44    46,753  20.75
  Home equity lines of credit.............   13,943   3.60    13,864    3.33      8,935   3.13     8,147   3.18     7,963   3.54
  Other...................................    3,474    .90     3,897     .94      2,395    .84     1,976    .77     1,908    .84
                                          --------- ------  --------  ------   -------- ------  -------- ------  -------- ------
                                            387,612 100.00%  416,353  100.00%   284,834 100.00%  256,597 100.00%  225,263 100.00%
                                                    ======            ======            ======           ======           ======

Add:
  Purchase accounting premium (net).......    1,320            1,990                 --               --               --
Less:
  Undisbursed portion of loans in process.    7,753            4,902              4,434            3,850            2,579
  Deferred loan origination fees..........      429              661                143              214               80
  Unearned interest.......................   12,750           13,964             10,684            9,610            5,948
  Allowance for loan losses...............    2,698            2,199              1,563            1,403            1,273
                                          ---------         --------           --------         --------         --------
    Total.................................$ 365,302         $396,617           $268,010         $241,520         $215,383
                                          =========         ========           ========         ========         ========

--------------
(1) Includes fixed-rate second mortgage loans.
(2) Includes acquisition and development loans.

     Loan Maturity Schedules. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                                Due
                                       Due during             1 through                  Due
                                     the year ending        5 years after           5 years after
                                   September 30, 2004    September 30, 2004      September 30, 2004         Total
                                   ------------------    ------------------      ------------------         -----
                                                                  (In thousands)
Real estate loans:
  Single-family residential.........  $       747             $    14,270             $   164,535         $  179,552
  Single-family rental property.....           --                   1,048                  13,300             14,348
  Commercial........................        3,029                   9,289                  41,357             53,675
  Construction......................       12,055                     278                   4,078             16,411
Commercial lines of credit..........        5,481                     929                      --              6,410
Commercial leases...................           --                     714                      --                820
Commercial loans secured............           --                     133                      --                133
Commercial loans unsecured..............       --                      --                     678                678

Consumer:
  Automobile........................        1,340                  96,569                     259             98,168
  Home equity lines of credit.......          244                   5,094                   8,605             13,943
  Other.............................          563                   1,304                   1,607              3,474
                                      -----------             -----------             -----------         ----------
     Total..........................  $    23,565             $   129,628             $   234,419         $  387,612
                                      ===========             ===========             ===========         ==========

     The following table sets forth at September 30, 2003, the dollar amount of all loans due one year or more after September 30, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                     Predetermined              Floating or
                                                                         Rate                Adjustable Rates
                                                                    ---------------          -----------------
                                                                                   (In thousands)
                  Real estate loans:
                     Single-family residential......................$    169,936                 $   8,869
                     Single-family rental property...................      6,295                     8,053
                     Commercial......................................     28,951                    21,695
                     Construction....................................      4,356                        --
                  Commercial lines of credit.........................        929                        --
                  Commercial leases..................................        714                        --
                  Commercial loans secured...........................        133                        --
                  Commercial loans unsecured.........................        678                        --
                  Consumer:
                     Automobiles.....................................     96,828                        --
                     Home equity lines of credit.....................         --                    13,699
                     Other...........................................      2,911                        --
                                                                     -----------                 ---------
                          Total......................................$   311,731                 $  52,316
                                                                     ===========                 =========

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

     The following table sets forth certain information with respect to the Bank's loan origination, purchase and sale activity for the periods indicated.

                                                                  Year Ended September 30,
                                                     ---------------------------------------------
                                                        2003               2002             2001
                                                     ----------        ----------         --------
                                                                      (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential......................  $  55,896         $  39,589        $  33,457
    Single-family rental property loans............      7,021             2,686            3,270
    Commercial.....................................     21,021            10,002            3,030
    Construction...................................      2,209             1,708            3,071
Commercial lines of credit.........................        605             3,014              980
Commercial loans secured...........................        994             2,584            1,185
Commercial leases..................................        154               518            1,414
Consumer loans:
    Automobiles....................................     60,789            62,456           44,350
    Home equity lines of credit....................      9,269             5,102            2,957
    Other..........................................      1,290             1,573            1,563
                                                     ---------         ---------        ---------
       Total loans originated......................  $ 159,248         $ 129,232        $  95,277
                                                     =========         =========        =========
Loans purchased:
  Real estate loans................................  $      --         $      --        $   1,500
                                                     ---------         ---------        ---------
Total loans purchased..............................  $      --         $      --        $   1,500
                                                     =========         =========        =========
Loans sold:
  Whole loans......................................  $  11,995         $  10,183        $   2,805
                                                     ---------         ---------         --------
Total loans sold...................................  $  11,995         $  10,183        $   2,805
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

     Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation, ("FHLMC") and the Federal National Mortgage

Association, ("FNMA"). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loans, and the Bank obtains a Phase I environmental study in connection with its underwriting of acquisition and development loans.

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

     The Bank is permitted to lend up to 97% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank's policy is to obtain private mortgage insurance at the borrower's expense on the principal amount of the loan. The Bank does provide a first time home buyers loan program in conjunction with the Federal Home Loan Bank of Atlanta where 100% of the loan amount will be funded for qualified buyers. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 80% of the value of the property.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $8.1 million at September 30, 2003. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and
(v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2003, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2003, the Bank's largest loan customer was a $6.5 million relationship consisting of a medical office building and other residential and commercial investment properties. At September 30, 2003, the loans were current and performing in accordance with their terms.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2003, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $179.5 million, or 46.3% of the Bank's gross loan portfolio.

     The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2003, the Bank had $169.9 million of fixed-rate single-family mortgage loans, which amounted to 95% of the Bank's single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

     The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2003, $16.9 million, or 4.4% of the Bank's single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank's adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank's adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of the Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as "negative amortization."

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

     Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2003, single-family rental property loans totaled $14.3 million, or 3.7%, of the Bank's gross loan portfolio. Originations of single-family rental property loans were $7.0 million, $2.7 million and $3.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from .5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

     Construction Lending. A substantial portion of the Bank's construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank's primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2003, $16.4 million, or 4.2%, of the Bank's gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

     Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

     Consolidation in the building industry and the increasing presence in the Bank's market of large builders that are not locally based have limited the
Bank's  ability  to  compete  for some  loans to  builders  because  the  Bank's loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank's construction loans totaled $16.4 million, $11.7 million, $8.7 million, at September 30, 2003, 2002, 2001, respectively, and construction loan originations were $2.2 million, $1.7 million and $3.1 million during the years ended September 30, 2003, 2002 and 2001, respectively.

     On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer's obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2003, the Bank had five such facilities outstanding totaling $419,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

     Commercial Real Estate Lending. The Bank's commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million, with the largest having an outstanding principal balance of $4.4 million at September 30, 2003. At September 30, 2003, the Bank had $53.7 million of commercial real estate loans, which amounted to 13.8% of the Bank's gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

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

     Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank's market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3 1/2%. As of September 30, 2003, the Bank had $6.4 million of such loans outstanding.

     Consumer Lending. The consumer loans currently in the Bank's loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

     Automobile loans totaled $98.2 million, or 25.3%, of the Bank's gross loan portfolio, at September 30, 2003. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 100% of the "sticker price" or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

     The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2003, home equity lines of credit totaled $13.9 million, or 3.6% of the Bank's gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $11.7 million, or 3.0%, of the Bank's gross loans at September 30, 2003.

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

     The Bank makes savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2003, savings account loans accounts totaled $1.2 million, or .31%, of the Bank's gross loan portfolio.

     As part of the Bank's loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $2.3 million at September 30, 2003.

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

     Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 3 points (one point being equal to 1% of the loan amount) on residential and commercial loan originations. The Bank services loans sold to FHLMC and FNMA,. The Bank also services participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

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

     The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated.

                                                                           At September 30,
                                                    -------------------------------------------------------------
                                                       2003           2002         2001         2000        1999
                                                    ----------       ------       ------       ------      ------
                                                                             (In thousands)
Loans accounted for on  a nonaccrual basis: (1)
  Real estate:
    Single-family residential....................   $     59      $     291     $    239     $    383     $     840
    Single-family rental property................         --             --           --           --            --
    Commercial...................................        166             --           --           --           185
    Construction.................................         --             --           --           --            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --          1,100           --           --            --
  Consumer.......................................         75             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $    300      $   1,391     $    239     $    383     $   1,025
                                                    ========      =========     ========     ========     =========

Accruing loans which are contractually past due
 90 days or more:

Real estate:
    Single-family residential....................   $     --      $      --     $     --     $     --     $      --
    Single-family rental property................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial lines of credit.....................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................         --             --           --           --            --
                                                    --------      ---------     --------     --------     ---------
    Total........................................   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========
    Total non-performing loans...................   $    300      $   1,391     $    239     $    383     $   1,025
                                                    ========      =========     ========     ========     =========
Percentage of gross loans........................        .08%           .33%         .09%         .15%          .45%
                                                    ========      =========     ========     ========     =========
Percentage of total assets.......................        .04%           .24%         .06%         .12%          .34%
                                                    ========      =========     ========     ========     =========
Other non-performing assets (2)..................   $    283      $     229     $    134     $    126     $     132
                                                    ========      =========     ========     ========     =========
Loans modified in troubled debt  restructuring...   $     --      $      --     $     --     $     --     $      --
                                                    ========      =========     ========     ========     =========

-------------------

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


     During the year ended September 30, 2003, gross interest income of $22,597, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2003 amounted to $6,644.

     At September 30, 2003, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     At September 30, 2003, nonaccrual loans consisted of two single-family residential mortgage loans aggregating $59,000, and a $166,000 commercial loan.

     Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2003, the Bank had no real estate owned. The Bank had $283,000 of other nonperforming assets, which consisted of the Bank's inventory of repossessed cars.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2003, the Bank had $1.3 million in classified assets consisting of $1.2 million in assets classified as special mention, $225,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of $1.0 million single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2003, $100,000 in land loans 60 to 89 days delinquent at September 30, 2003 and $143,000 consumer loans 60 to 89 days delinquent at September 30, 2003 and substandard assets consisted of the $225,000 in nonaccrual loans described above.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                          Year Ended September 30,
                                                    -------------------------------------------------------------
                                                     2003          2002            2001        2000         1999
                                                    ------         -----          ------      ------       ------
                                                                             (In thousands)
Balance at beginning of period...................   $  2,199      $   1,563     $  1,403     $  1,273     $   1,034
                                                    --------      ---------     --------     --------     ---------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................         --             --           20            7            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --           (15)
  Commercial loans secured.......................         --            159           --           --            --
  Consumer.......................................      1,239            530          324          201          (217)
                                                    --------      ---------     --------     --------     ---------
Total charge-offs................................      1,239            689          344          208          (232)

Recoveries:
  Real estate mortgage:
    Single-family residential....................         --             --           --           --            --
    Multi-family residential.....................         --             --           --           --            --
    Commercial...................................         --             --           --           --            --
    Construction.................................         --             --           --           --            --
  Commercial loans secured.......................         --             --           --           --            --
  Consumer.......................................        379            429          172          176           132
                                                    --------      ---------     --------     --------     ---------
Total recoveries.................................        379            429          172          176           132
Net loans charged off............................       (860)          (260)        (172)         (32)         (100)
Provision for loan  losses.......................      1,359            509          332          162           339
Allowance assumed in the provision...............         --            387           --           --            --
                                                    --------      ---------     --------     --------     ---------
Balance at end of period.........................   $  2,698      $   2,199     $  1,563     $  1,403     $   1,273
                                                    ========      =========     ========     ========     =========


Ratio of net charge-offs to average
  loans outstanding during the period............        .22%           .09%         .07%         .01%         0.05%
                                                    ========      =========     ========     ========     =========

     Of the $1.2 million charge-offs during the fiscal year ended September 30, 2003, $569,000 was related to a non accrual commercial loan. The Bank has obtained judgments in the amount of $706,000 in connection with this loan see "Item 3- Legal Proceedings."

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                            At September 30,
                                    ------------------------------------------------------------------------------------------------
                                          2003              2002                 2001             2000                   1999
                                    ----------------- ------------------  ------------------  -----------------   ------------------
                                           Percent of         Percent of           Percent of         Percent of         Percent of
                                            Loans in           Loans in             Loans in           Loans in           Loans in
                                          Category to        Category to         Category to         Category to         Category to
                                    Amount Total Loans Amount Total Loans  Amount Total Loans  Amount Total Loans Amount Total Loans
                                    ------ ----------- ------ -----------  ------ -----------  ------ ----------- ------ -----------
                                                                          (Dollars in thousands)
Real estate:
  Single-family residential.........$  539    46.32%   $  760    53.09%    $  587    57.94%    $  421   59.42%    $  452    65.20%
  Single-family rental property.....    22     3.70        17     2.00         15     2.66         10    1.98         10     2.15
  Commercial........................   396    13.85       314    13.77        151     5.29        136    5.32        118     4.54
  Construction......................   107     4.23        70     2.82         40     3.06         70    2.30         75     2.48
Commercial lines of credit..........    16     1.65        46     1.01         --      .14         --     .02         --      .02
Commercial leases...................    --       --        --      .28         --      .46         --      --         --       --
Commercial loans secured............    --      .21        --      .38         --      .91         --     .57         --      .48
Commercial loans unsecured..........   569      .03        --       --         --       --         --      --         --       --
Consumer............................ 1,049    29.83       992    26.65        770    29.54        766   30.39        618    25.13
                                    ------   ------    ------   ------     ------   ------     ------  ------     ------   ------
    Total allowance for loan losses.$2,698   100.00%   $2,199   100.00%    $1,563   100.00%    $1,403  100.00%    $1,273   100.00%
                                    ======   ======    ======   ======     ======   ======     ======  ======     ======   ======


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

     Securities designated as "held to maturity" are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank's intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as "available for sale" are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2003 the Bank's securities portfolio consists of both available for sale and held to maturity securities.

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

     At September 30, 2003, mortgage-backed securities with an amortized cost of $18.4 million were classified as held to maturity. At September 30, 2003, the Bank's held to maturity mortgage-backed securities had a weighted average yield of 5.75%.

     At September 30, 2003, mortgage-backed securities with an amortized cost of $116.2million were classified as available for sale. At September 30, 2003, the Bank's available for sale mortgage-backed securities had a weighted average yield of 3.97%.

     At September 30, 2003, the Bank did not have any CMOs, and the Bank's investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits ("REMICs").

     The following table sets forth the carrying value of the Bank's investments at the dates indicated.

                                                                          At September 30,
                                                               -------------------------------------
                                                                 2003           2002          2001
                                                               --------      ----------    ---------
                                                                       (Dollars in thousands)

Securities available for sale:
   U.S. government and agency securities....................  $  90,021      $ 19,360      $  14,757
    Mortgage Backed securities..............................    116,204        60,411         11,442
    Equity Investment in Mutual Funds.......................     31,268        25,723          9,212
                                                              ---------      --------      ---------
      Total Available for Sale..............................    237,493      $105,494      $  35,411
                                                              ---------      --------      ---------


 Securities held to maturity:
   U.S. government and agency
       securities...........................................  $   2,500      $  4,496      $  18,494
   Mortgage-backed securities...............................     18,394        33,691         41,655
   FHLB stock...............................................      3,305         3,940          1,834
                                                              ---------      --------      ---------
      Total Held to Maturity................................  $  24,199      $ 42,127      $  61,983


Total    ...................................................  $ 261,692      $147,621      $  97,394
                                                              =========      ========      =========

     The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank's investment portfolio at September 30, 2003.

                                                                                                More                Total
                                  One Year or Less  One to Five Years   Five to Ten Years   than Ten Years   Investment Portfolio
                                 ------------------ ----------------- -------------------- ---------------  -----------------------
                                 Carrying   Average Carrying  Average Carrying   Average   Carrying Average Carrying Market Average
                                   Value     Yield   Value     Yield    Value     Yield      Value   Yield    Value  Value   Yield
                                 --------   ------- --------  ------- --------   -------   -------- ------- -------- ------ -------
                                                                           (Dollars in thousands)
Securities available for sale:
   U.S. government and  agency
      obligations................$     --      --%  $ 50,245   2.45%  $ 37,271    3.18%    $  2,505  4.41%  $ 90,021 $ 90,021  2.80%
   Mortgage-backed securities....      --      --      5,026   3.39     28,284    3.94       82,894  4.02    116,204  116,204  3.97
   Equity Investment in Mutual
     Funds ......................  31,268    2.97         --                --                   --           31,268   31,268  2.97
                                 --------           --------          --------             --------         -------- --------
      Total available for sale...  31,268             55,271            65,555               85,399          237,493  237,493
                                 --------           --------          --------             --------         -------- --------


                                                                                                More                Total
                                  One Year or Less  One to Five Years   Five to Ten Years   than Ten Years   Investment Portfolio
                                 ------------------ ----------------- -------------------- ---------------  -----------------------
                                 Carrying   Average Carrying  Average Carrying   Average   Carrying Average Carrying Market Average
                                   Value     Yield   Value     Yield    Value     Yield      Value   Yield    Value  Value   Yield
                                 --------   ------- --------  ------- --------   -------   -------- ------- -------- ------ -------
                                                                           (Dollars in thousands)

Securities held to maturity:
   U.S. government and  agency
      obligations................$    500    6.00%   $ 1,500   3.72%  $   500    6.30%    $     --     --% $  2,500 $  2,551  4.69%
   Mortgage-backed securities....      14    7.03        313   6.45     1,538    6.40       16,529   5.77    18,394   18,983  5.84
   FHLB stock ...................      --                 --               --                3,305   4.21     3,305    3,305  4.21
                                 --------            -------          -------              -------          ------- --------
      Total held to maturity.....     514              1,813            2,038               19,834           24,199   24,839
                                 --------            -------          -------              -------          ------- --------
Total ...........................  31,782             57,084           67,593              105,233          261,692  262,332
                                 ========            =======          =======             ========         ======== ========

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

     The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank's depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine ("ATM") network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its sixteen offices. The Bank also has a remote ATM at the Forest Hill Lanes in Forest Hill, Maryland and remote ATM's at three area community college's, Dundalk Community College, Catonsville Community College and Essex Community College. The Bank also has an Internet based banking system to provide additional customer convenience.

     Savings deposits in the Bank at September 30, 2003 were represented by the various types of savings programs described below.


Interest*      Minimum                                                    Minimum         Balances     Percentage of
  Rate           Term                     Category                         Amount      (In thousands)  Total Savings
---------      -------                    --------                        -------      --------------  -------------
                                    Demand deposits:
    .34 %      None                   NOW and Super NOW accounts          $     250        50,556          9.16%
    .70        None                   Money market                              250        15,540          2.81
                                                                                         --------       -------
                                    Total demand deposits                                  66,096         11.97
                                    Passbook savings deposits:
   1.00        None                   Regular passbook                           25        77,080         13.96
   1.04        None                   Money market passbook                  10,000        33,156          6.01
                                                                                         --------       -------
                                    Total passbook savings deposits                       110,236         19.97


                                    Certificates of Deposit

     .85         3 months or less   Fixed-term, fixed-rate                    1,000        12,095          2.19
    2.67         6 months           Fixed-term, fixed-rate                    1,000        22,113          4.01
    1.98       12 months            Fixed-term, fixed-rate                      100        70,123         12.73
    2.47       18 months            Fixed-term, fixed-rate                      100        17,392          3.15
    2.89       24  months           Fixed-term, fixed-rate                      100        43,859          7.94
    2.98       30 months            Fixed-term, fixed-rate                      100         5,358           .97
    4.00       36 months            Fixed-term, fixed-rate                      100        14,018          2.54
    3.41       42 months            Fixed-term, fixed-rate                      100            21           .01
    5.25       48 months            Fixed-term, fixed-rate                      100         4,538           .82
    5.01       60 months            Fixed-term, fixed-rate                      100        83,161         15.06
    5.77       $100,000 and over    Fixed-term, fixed-rate                      N/A       102,518         18.57
                                                                                         --------       -------
                                    Total certificates of deposit                         375,196         67.99
               Purchase accounting premiums, net                                              341           .06
                                    Accrued interest payable                                   59           .01
                                                                                         --------       -------
                                            Total deposits                                551,928        100.00%
                                                                                         ========       =======

---------------
*       Represents weighted average interest rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                         Balance at                            Balance at                         Balance
                                         September      % of       Increase    September     % of     Increase   September   % of
                                          30, 2003    Deposits    (Decrease)    30, 2002    Deposits (Decrease)  30, 2001   Deposits
                                         ---------    --------   -----------   ----------   -------- ----------  --------   --------
                                                                                (Dollars in thousands)
NOW ...................................  $   50,557     9.15%      $   4,729   $   45,827     9.19%   $  11,788  $  34,039   10.45%
Money market deposit...................      15,540     2.82          (3,369)      18,909     3.79       12,255      6,654    2.04
Passbook savings deposits..............     110,236    19.97          17,935       92,301    18.50       31,357     60,944   18.71
Certificates of deposit................     272,678    49.42           6,328      266,527    53.44       88,855    177,672   54.54
Certificates of deposit $100,000
   and over............................     102,518    18.57          28,776       73,742    14.78       27,470     46,272   14.20
Purchase accounting premiums, net......         341      .06          (1,051)       1,392      .28        1,392         --      --
Accrued interests payable..............          59      .01             (28)          87      .02         (118)       205     .06
                                         ----------   ------       ---------   ----------   ------    ---------  ---------  ------
                                         $  551,929   100.00%      $  53,320   $  498,785   100.00%   $ 172,999  $ 325,786  100.00%
                                         ==========   ======       =========   ==========   ======    =========  =========  ======

     The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

                                                                          Year Ended September 30,
                                 ---------------------------------------------------------------------------------------------------
                                               2003                               2002                             2001
                                 ---------------------------------  ---------------------------------  -----------------------------
                                  Average              Average          Average            Average      Average            Average
                                  Balance              Rate (1)         Balance              Rate       Balance              Rate
                                 ----------           ---------        ---------          ---------     -------            -------
                                                                          (Dollars in thousands)

NOW...........................   $  43,579               .61%          $  25,423            1.71%       $  21,663            1.57%
Money market deposits.........      15,628              1.03               9,920            1.74            7,005            2.52
Passbook savings deposits.....     100,160              2.13              72,364            3.15           57,809            2.57
Non-interest-bearing demand
   deposits...................      16,305                --              12,583              --           10,671              --
Certificates of deposit.......     354,349              3.29             262,439            4.23          200,584            5.87
                                 ---------                             ---------                        ---------
    Total.....................   $ 530,021              2.68           $ 382,729            3.65        $ 297,732            4.63
                                 =========                             =========                        =========

--------
(1) Annualized.


     The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.


                                                                           At September 30,
                                                              ---------------------------------------
                                                                 2003         2002          2001
                                                                ------       ------        -------
                                                                         (In thousands)

1.76 - 2%.................................................  $   84,309     $  16,369     $      --
2.01 - 4%.................................................     172,828       167,206        23,525
4.01 - 6%.................................................      70,523        80,228        90,699
6.01 - 8%.................................................      47,536        76,466       109,720
                                                            ----------     ---------     ---------
                                                             $ 375,196     $ 340,269     $ 223,944
                                                            ==========     =========     =========


     The following table sets forth the amount and maturities of time deposits at September 30, 2003.

                                                             Amount Due
                                  -------------------------------------------------------------------------
                                  Less Than                                          After
Rate                              One Year        1-2 Years        2-3 Years        3 Years         Total
----                              --------        ---------        ---------        -------        -------
                                                                    (In thousands)

 1.76 - 2%....................    $  77,871       $   5,486      $     915        $     37      $   84,309
 2.01 - 4%....................       91,062          38,615         11,463          31,688         172,828
 4.01 - 6%....................       16,957           2,470          6,196          44,900          70,523
 6.01 - 8%....................        5,366          32,449          9,398             323          47,536
                                  ---------       ---------      ---------        --------      ----------
                                  $ 191,256       $  79,020      $  27,972        $ 76,948      $  375,196
                                  =========       =========      =========        ========      ==========

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003. At such date, such deposits represented 19.26% of total deposits and had a weighted average rate of 5.77%.

                                                                         Certificates
                            Maturity Period                               of Deposit
                            ---------------                              ------------
                                                                        (In thousands)
                            Three months or less.........................  $  14,403
                            Over three through six months................     13,585
                            Over six through 12 months...................     12,765
                            Over 12 months...............................     61,765
                                                                           ---------
                                  Total..................................  $ 102,518
                                                                           =========


     The following table sets forth the savings activities of the Bank for the periods indicated.


                                                                       Year Ended September 30,
                                                             -------------------------------------------
                                                                  2003          2002          2001
                                                               ----------    ----------    -----------
                                                                          (In thousands)

Deposits.................................................... $ 998,644      $ 682,641         $  653,749
Increase from WHG merger....................................        --        118,218                 --
Withdrawals.................................................  (959,547)      (641,844)          (610,630)
                                                             ---------      ---------         ----------
Net increase before interest  credited......................    39,097        159,015             43,119
Interest credited...........................................    14,223         13,984             13,785
                                                             ---------      ---------         ----------
    Net increase in savings  deposits....................... $  53,320      $ 172,999         $   56,904
                                                             =========      =========         ==========


     In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 11% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank's stock in the FHLB of Atlanta and other eligible assets. At September 30, 2003, the Bank had $32.3 million in outstanding FHLB advances.

     On June 27, 2002, the Company established a Delaware business trust subsidiary (the "Business Trust"), which issued and sold to private investors 12,500 securities with a liquidation amount of $1,000 per security, for a total of $12.5 million of preferred securities. The Company funded the Business Trust with $387,000 in exchange for 100% of the Business Trust's common securities. The Business Trust used the proceeds from these transactions to purchase $12,887,000 of floating rate subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Business Trust, and the Business Trust in turn makes interest payments on the trust preferred securities to the private investors.

     The trust preferred securities issued by the Business Trust and the subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2003 was 4.76%. The junior subordinated debentures are the sole assets of the

Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank. In 2003, the Company had an annual expense of $658,000 related to the trust preferred securities.

     Payments to be made by the Business Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.65% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after June 30, 2007, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

     On September 29, 2003, the Company established a second Delaware statutory trust subsidiary (the "Statutory Trust"), which issued and sold to private investors 10,000 securities with a liquidation amount of $1,000 per security, for a total of $10.0 million of preferred securities. The Company funded the Statutory Trust with $310,000 in exchange for 100% of the Statutory Trust's common securities. The Statutory Trust used the proceeds from these transactions to purchase $10,310,000 of floating rate subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Statutory Trust, and the Statutory Trust in turn makes interest payments on the trust preferred securities to the private investors.

     The trust preferred securities and subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2003 was 4.16%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

     Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after October 7, 2008, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2003, the Bank was authorized to invest up to approximately $20.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

     The Bank has two subsidiary service corporations, Baltimore County Service Corp. ("BCSC") and Ebenezer Road, Inc. ("Ebenezer Road"). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated ("Route 543"). BCSC was formed in the mid 1970's for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 2003, BCSC conducted immaterial activities. Route 543 currently is inactive. At September 30, 2003, BCSC had substantially no assets or liabilities. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor's single interest insurance on automobile loans, as well as annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2003.

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

     Management considers its market area for gathering deposits and making loans to be the Baltimore metropolitan area in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 2003, it had approximately 2.8% of deposits held by all banks and savings institutions in the Baltimore Metropolitan Area.

EMPLOYEES

     As of September 30, 2003, the Company had 164 full-time and 21 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank's relationships with its employees to be good.

DEPOSITORY INSTITUTION REGULATION

     General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision ("OTS") and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

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

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2003, the Bank had no such investments.

     Adjusted total assets are a savings association's total assets as determined under accounting principles generally accepted in the United States of America increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2003, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $655.5 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of September 30, 2003, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

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

     For information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2003, see Note 15 of Notes to Consolidated Financial Statements.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The interest rate risk rule did not have a material effect on the Bank's risk-based capital at September 30, 2003.

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

     At September 30, 2003, the percentage of the Bank's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

     Deposit Insurance. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from zero basis points for an association in the highest category (i.e., well-capitalized and healthy) to 27 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern.)

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2003, of $3.3 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2003, the Bank had $31.2 million in advances outstanding from the FHLB of Atlanta.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts from $6.0 million up to $42.8 million, plus 10% on the amount over $42.8 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2003, the Bank met its reserve requirements.

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

                                                     Adequately                                   Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          ------------        ----------------        ----------------
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

     At September 30, 2003, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $8.1 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $6.5 million.

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

     Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Company, the MHC, BCSB Bancorp Capital Trust I, BCSB Capital Trust II and any company which would be under common control with the Bank.

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

     Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii)
purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Savings associations are also subject to the anti-tying provisions of Section 106(b) of the Bank Holding Company Act of 1956 ("BHCA") which prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     Savings  institutions  are also  subject to the  restrictions  contained in
Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus unless the institution has less than $100 million in deposits in which case the aggregate limit may be increased to no more than two times unimpaired capital and surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act and Regulation on loans to executive officers and the restrictions of 12 U.S.C. Section 1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits (i) a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contains provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the Securities and Exchange Commission (the "SEC") to promulgate rules. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June, 2003, all ownership reports must be electronically filed.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and resolve disagreements with the Company's independent auditor.

     Beginning  six months  after the SEC  determines  that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

ITEM 2.   PROPERTIES
--------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at September 30, 2003.

                                                                     Book Value at      Approximate    Deposits at
                         Year       Owned or       Expiration Date   September 30,        Square     September 30,
                        Opened       Leased        (If Leased) (1)       2003             Footage         2003
                        ------       ------        ---------------      ------            -------        ------
                                                                                                      (Deposits in
                                                                                                       thousands)
MAIN OFFICE:
     Perry Hall          1955       Leased (2)      November 2018    $   215,068          8,000         $   138,741

BRANCH OFFICES:
     Bel Air             1975       Leased          June 2008                 --          2,000              47,920
     Dundalk (3)         1976       Leased          June 2006                 --          1,700              48,216
     Timonium            1978       Leased          July 2008                 --          1,250              73,630
     Catonsville         2003       Leased          April 2011                --          3,550              41,722
     Catonsville (4)     1981       Leased          February 2006             --          1,750                  --
     Abingdon            1999       Leased (2)      October 2008         448,656          1,800              12,898


     Forest Hill         1999       Leased (2)   July 2019               390,109          1,800              20,842
     Essex               1999       Leased       November 2004                --          3,200              11,629
     Hickory             2000       Leased (2)   January 2020            448,723          1,800               9,771
     White Marsh         2000       Leased (2)   January 2015            503,503          1,800              23,558
     Carney              2001       Leased       July 2011                    --          2,100              18,995
     Lutherville (5)     2002       Owned                                601,529          7,440              29,298
     Golden Ring (5)     2002       Leased       May 2006                     --                             27,406
     Hamilton (5)        2002       Owned                                117,606          1,500               8,695
     Woodlawn (5)        2002       Leased       July 2004                    --                             12,421
     Ellicott City (5)   2002       Leased       August 2020                  --                             26,188

ADMINISTRATIVE OFFICE:
     4111 E. Joppa Road  1994       Owned                              1,268,392         18,000
     Warehouse           1998       Leased       September 2004               --          4,800
      4117 E. Joppa Road  2003      Owned                                                 2,616


---------------

(1) All leases have at least one five-year renewal option, except for Catonsville, Woodlawn, Ellicott City and Golden Ring locations.
(2)  Building is owned, but land is leased.
(3) The Bank also is leasing a kiosk and drive-in ATM facility at this location.
(4)  This location is not currently used as a branch office.
(5)  Branch acquired in WHG Bancshares acquisition.


     The book value of the Bank's investment in premises and equipment totaled $9.2 million at September 30, 2003. See Note 6 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

     From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. Except as set forth below, at September 30, 2003, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

     The Bank obtained judgments on June 5, 2002 in the amount of $1,500,000 against Key Leasing & Rental, Inc. and related parties before the Circuit Court of Baltimore County, and filed similar claims against the same Defendants in pending bankruptcy cases in the U.S. Bankruptcy Court for the District of Maryland (Baltimore) on October 21, 2002 in the case of the individual defendants and on November 1, 2002 in the case of Key Leasing & Rental, Inc. The judgments and bankruptcy filing seek to secure the Bank's interest in automobile leases pledged as collateral to Baltimore County Savings Bank and to recover any deficiency balances remaining after the disposal of the collateral. The Bank has foreclosed upon the collateral pursuant to a consent agreement reached between the Bank and the US Bankruptcy Trustee on November 22, 2002.

     The Bank obtained judgments on September 17, 2003 in the amount of $705,785.88 against ATG Sales, LLC T/A Auto Gallery and Robert P and Karen R. King before the Circuit Court of Baltimore County. The judgments seek to secure the Bank's interest in connection with a delinquent commercial loan and over advance liability of the defendants. The bank has foreclosed upon certain collateral and entered into a forbearance and repayment agreement with the Defendant.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained under the section captioned "Selected Financial Data" on page 2 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 in the Annual Report is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     The information contained under the section captioned "Market Risk" on page 5 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditor's Report and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed herewith as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," " -- Director Compensation," "-- Compensation Committee Report on Executive Compensation,"--"Compensation Committee Interlocks and Insider Participation," and "-- Comparative Stock Performance Graph" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

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

     Item 201(d) Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans as of September 30, 2003.

                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                        warrants and rights       options, warrants and rights     reflected in column (a))
                                        -------------------       ----------------------------     ------------------------
                                                (a)                             (b)                             (c)
Equity compensation plans
  approved by security holders                136,625                         9.87                          91,524

Equity compensation plans not
  approved by security holders                     --                           --                              --

       Total                                  136,625                         9.87                          91,524


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K.
------------------------------------------------

         (a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
                  ----------------------------------------------

         (1)  Financial  Statements.   The  following   consolidated  financial
statements  are  incorporated  by reference from Item 7 hereof (see Exhibit 13):

                  Independent Auditors' Report
                  Consolidated Statement of Financial Condition as of September
                   30, 2003 and 2002
                  Consolidated Statements of Operations for the Years Ended
                   September 30, 2003, 2002 and 2001
                  Consolidated Statements of Stockholders' Equity for the Years
                   Ended September 30, 2003, 2002 and 2001
                  Consolidated Statements of Cash Flows for the Years Ended
                   September 30, 2003, 2002 and 2001
                  Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------
*     3.1         Charter of BCSB Bankcorp, Inc.
*     3.2         Bylaws of BCSB Bankcorp, Inc.
**    4.1         Form of Common Stock Certificate of BCSB Bankcorp, Inc.
      4.2         Indenture between BCSB Bancorp, Inc. and Wells Fargo, N.A.
                   dated June 30, 2002
      4.3         Form of Floating Rate Junior Subordinated Deferrable Interest
                   Debenture (Exhibit A to Exhibit 4.2)
      4.4         Indenture between BCSB Bancorp, Inc. and Wells Fargo N.A.
                   dated September 30, 2003
      4.5         Form of Junior Subordinated Debt Securities (Exhibit A to
                   Exhibit 4.4)
***   10.1        BCSB Bankcorp, Inc. 1999 Stock Option Plan
***   10.2        BCSB Bankcorp, Inc. Management Recognition Plan and Trust
                   Agreement
*     10.3        Amended and Restated Form of  Change-in-Control  Severance
                   Agreements between Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran
****  10.4        Baltimore County Savings Bank, F.S.B. Deferred Compensation
                   Plan, as amended
*     10.5        Baltimore County Savings Bank, F.S.B. Incentive Compensation
                   Plan
****  10.6        Form of  Change-in-Control  Severance  Agreements  between
                   Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein
****  10.7        Baltimore County Savings Bank, F.S.B. Cash Deferred
                   Compensation Plan
      10.8        Trust Preferred Securities Guarantee Agreement by and between
                   BCSB Bancorp, Inc. and Wells Fargo dated June 30, 2002
      10.9        Guarantee Agreement by and between BCSB Bancorp, Inc. and
                   Wells Fargo, N.A. dated September 30, 2003
      13          2003 Annual Report to Stockholders
      14          Code of Ethics
      21          Subsidiaries of the Registrant
      23          Consent of Anderson Associates, LLP
      31.1        Rule 13a-14(a) Certification of President
      31.2        Rule 13a-14(a) Certification of Vice President and Treasurer
      32          Section 1350 Certification
--------------

* Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (File No. 333-44831).

** Incorporated herein by reference from the Company's Registration Statement on Form 8-A.
*** Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.
**** Incorporated herein by reference from the Company's Annual Report for the year ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BCSB BANKCORP, INC.

December 29, 2003
                                       By: /s/ Gary C. Loraditch
                                           -------------------------------------
                                           Gary C. Loraditch
                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary C. Loraditch                                         December 29, 2003
-----------------------------------------------
Gary C. Loraditch
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Bonnie M. Klein                                           December 29, 2003
-----------------------------------------------
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)


/s/ Henry V. Kahl                                             December 29, 2003
-----------------------------------------------
Henry V. Kahl
Chairman of the Board


/s/ H. Adrian Cox                                             December 29, 2003
-----------------------------------------------
H. Adrian Cox
Vice Chairman of the Board


/s/ William J. Kappauf, Jr.                                   December 29, 2003
-----------------------------------------------
William J. Kappauf, Jr.
Director


/s/ William M. Loughran                                       December 29, 2003
-----------------------------------------------
William M. Loughran
Vice President and Director


/s/ John J. Panzer, Jr.                                       December 29, 2003
-----------------------------------------------
John J. Panzer, Jr.
Director


/s/ P. Louis Rohe, Jr.                                        December 29, 2003
-----------------------------------------------
P. Louis Rohe, Jr.
Director


/s/ Michael J. Klein                                          December 29, 2003
-----------------------------------------------
Michael J. Klein
Director