Form 10-Q
period 2003-12-31
BCSB BANKCORP INC
filed 2004-02-12
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2003

          OR

 /X/      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ______ to ______

                         Commission File Number: 0-24589

                               BCSB BANKCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          UNITED STATES                                 52-2108333
----------------------------------                ---------------------
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

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               --    --

     As of January 31, 2004, the issuer had 5,898,593 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         Consolidated Statements of Financial Condition as of
                  December 31, 2003 (unaudited) and September 30, 2003............................................2

         Consolidated Statements of Operations for the Three Months  Ended
                  December 31, 2003 and 2002  (unaudited).........................................................3

         Consolidated Statements of Comprehensive Income for the Three Months  Ended
                  December 31, 2003 and 2002 (unaudited)......................................................... 4

         Consolidated Statements of Cash Flows for the Three Months Ended
                  December 31, 2003 and 2002 (unaudited)......................................................... 5

     Notes to Consolidated Financial Statements...................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation....................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................20

Item 4.  Controls and Procedures.................................................................................21


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings.......................................................................................22

Item 2.  Changes in Securities and Use of Proceeds...............................................................22

Item 3.  Defaults Upon Senior Securities.........................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................22

Item 5.  Other Information.......................................................................................22

Item 6.  Exhibits and Reports on Form 8-K........................................................................22


SIGNATURES.......................................................................................................24

CERTIFICATIONS...................................................................................................24


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            December 31,        September 30,
                                                                               2003                 2003
                                                                        -------------------  -----------------
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $   12,356,894      $   11,032,415
Interest bearing deposits in other banks                                      5,846,539          11,288,223
Federal funds sold                                                            1,328,564             987,636
Investment securities, held to maturity                                       3,003,559           2,500,000
Investment securities, available for sale                                   114,370,984         121,289,555
Loans receivable, net                                                       359,341,536         365,054,645
Loans held for sale                                                             190,000             247,600
Mortgage backed securities, held to maturity                                 17,694,254          18,394,439
Mortgage backed securities, available for sale                              113,637,576         116,204,401
Premises and equipment, net                                                   9,088,613           9,226,887
Federal Home Loan Bank of Atlanta stock                                       3,304,900           3,304,900
Accrued interest receivable                                                   2,035,173           2,114,609
Prepaid and deferred income taxes                                             2,041,321           1,752,582
Bank Owned Life Insurance                                                    11,546,602                  --
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         407,000             421,000
Other assets                                                                  1,770,429           2,084,630
                                                                         --------------      --------------
Total assets                                                             $  660,258,271      $  668,197,849
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  555,747,735      $  551,928,619
  Advances from the Federal Home Loan Bank of Atlanta                        32,217,812          32,267,861
  Trust Preferred Securities                                                 22,500,000          22,500,000
  Advance payments by borrowers for taxes and insurance                         855,220             854,694
  Income taxes payable                                                          186,371             193,051
  Payables to disbursing agents                                                 538,726             136,352
  Accounts payable Trade Date Securities                                      2,000,000          13,998,307
  Dividends payable                                                             267,955             266,329
  Other liabilities                                                           1,673,193           1,284,720
                                                                         --------------      --------------
Total liabilities                                                           615,987,012         623,429,933

Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized, 5,898,593 and 5,885,593 shares issued and outstanding
   at December 31, 2003 and September 30, 2003)                                  58,986              58,856
  Additional paid-in capital                                                 20,794,994          20,652,137
  Obligation under Rabbi Trust                                                1,251,817           1,243,469
  Retained earnings (substantially restricted)                               25,488,342          25,556,888
  Accumulated Other Comperhensive Income (net of taxes)                      (1,396,052)           (770,874)
  Employee Stock Ownership Plan                                                (730,328)           (776,060)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         --------------      --------------
  Total Stockholders' Equity                                                 44,271,259          44,767,916
                                                                         --------------      --------------
Total liabilities and Stockholders' Equity                                $ 660,258,271       $ 668,197,849
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 For Three Months Ended
                                                                       December 31,
                                                                 ------------------------
                                                                  2003              2002
                                                                --------          --------
Interest Income
---------------
  Interest and fees on loans                                $   5,652,851      $ 7,007,783
  Interest on mortgage-backed securities                        1,200,449        1,055,779
  Interest and dividends on investment securities                 943,341          527,281
  Other interest income                                            13,567           91,146
                                                            -------------      -----------
Total interest income                                           7,810,208        8,681,989

Interest Expense
----------------
  Interest on deposits                                          3,371,172        3,675,763
  Interest on borrowings - short term                              44,203           56,975
  Interest on borrowings-long term                                260,527          274,773
  Other interest expense                                          267,688          178,726
                                                            -------------      -----------
Total interest expense                                          3,943,590        4,186,237
                                                            -------------      -----------

  Net interest income                                           3,866,618        4,495,752
  Provision for losses on loans                                   181,773          281,998
                                                            -------------      -----------
  Net interest income after provision
     for losses on loans                                        3,684,845        4,213,754
Other Income
------------
  Gain on sale of  repossessed assets                              77,388               --
  Gain on sale of loans                                            24,002           66,985
  Fees and charges on loans                                        55,194           50,745
  Fees on transaction accounts                                    211,184          129,290
  Rental income                                                    31,804           37,047
  Gain (Loss) from sale of Investments                            (12,746)          25,000
  Gain from sale of Mortgage Backed Securities                      7,548           70,010
  Income from Bank Owned Life Insurance                           121,602               --
  Miscellaneous income                                              9,585           46,677
                                                            -------------      -----------
  Net other income                                                525,561          425,754
Non-Interest Expenses
---------------------
  Salaries and related expense                                  2,175,609        2,137,591
  Occupancy expense                                               486,905          394,983
  Deposit insurance premiums                                       52,987           49,618
  Data processing expense                                         386,273          411,591
  Property and equipment expense                                  301,000          310,508
  Professional fees                                                65,103           58,176
  Advertising                                                     241,267          227,764
  Telephone, postage and office supplies                          146,124          154,650
  Other expenses                                                   75,521          162,900
                                                            -------------      -----------
  Total non-interest expenses                                   3,930,789        3,907,781
                                                            -------------      -----------
Income before tax provision                                       279,617          731,727
Income tax provision                                               91,560          279,218
                                                            -------------      -----------

Net income                                                  $     188,057      $   452,509
                                                            =============      ===========
Basic and diluted earnings per share                        $        0.03      $      0.08
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                 For Three  Months Ended
                                                                                        December 31,
                                                                               ---------------------------
                                                                               2003                   2002
                                                                               ----                   ----
Net Income                                                                   $  188,057          $   452,509
Other comprehensive income, net of tax:
 Unrealized net holding gains (losses) on
  available-for-sale portfolios, net of tax $(393,545)and (114,474)            (628,369)             185,510
Reclassification adjustment for (gains) losses
  included in net income, net of tax $ 2,007 and (36,256)                         3,191              (58,754)
                                                                             ----------          -----------

Comprehensive income                                                         $ (437,121)         $   579,265
                                                                             ==========          ===========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                              For Three Months Ended
                                                                                     December 31,
                                                                           ------------------------------
                                                                              2003                2002
                                                                           ----------          ----------
Operating Activities
   Net Income                                                              $   188,057         $   452,509
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                       (19,899)             (4,652)
    Dividends on Investment Securities                                        (264,038)           (211,204)
    (Gain) Loss on sale of investments                                          12,746             (25,000)
    Loans originated for sale                                               (2,696,000)         (2,108,541)
    Loans sold                                                               2,777,602           1,923,264
    Gain on sale of loans                                                      (24,002)            (66,985)
    Loan fees and costs deferred, net                                          (20,339)            (73,142)
    Amortization of deferred loan fees and cost, net                           (85,054)            (17,136)
    Provision for losses on loans                                              181,773             281,998
    Non-cash compensation under Stock-Based Benefit Plan                        77,276              57,665
    Amortization of premium on mortgage backed securities                      122,976             139,569
    Amortization of purchase premiums and discounts, net                       (31,708)           (260,897)
    Gain on sale of mortgaged backed securities                                 (7,548)            (70,010)
    Provision for depreciation                                                 236,385             241,983
    Gain on sale of repossessed assets                                         (77,388)                 --
    Increase in cash surrender value of bank owned life insurance             (121,602)                 --
    Decrease in accrued interest receivable                                     79,436             401,271
    Decrease in prepaid income taxes                                           102,799             187,556
    Decrease in other assets                                                   314,201             253,990
    Decrease in accrued interest payable on deposits                            (1,688)            (39,955)
    Decrease in income taxes payable                                            (6,680)            (26,391)
    Decrease in accounts payable Trade Date Securities                     (11,998,307)                 --
    Increase in other liabilities and payables to
          disbursing agents                                                    790,847           1,033,656
    Increase in obligation under Rabbi-Trust                                     8,348               9,725
                                                                           -----------         -----------
        Net cash (used) provided by operating activities                   (10,461,807)          2,079,273

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                 For Three Months Ended
                                                                                        December 31,
                                                                                2003                2002
                                                                            -----------         ------------
Cash Flows from Investing Activities
------------------------------------
    Purchase of Bank Owned Life Insurance                                  $ (11,425,000)      $          --
    Purchases of investment securities - available for sale                   (4,003,125)        (24,080,065)
    Proceeds from maturities of investment securities - available for sale     5,500,000           5,500,000
    Proceeds from sale of investment securities- available for sale            4,987,254           1,025,000
    Purchases of investment securities - held to maturity                     (1,003,750)                 --
    Proceeds from maturities of investment securities - held to maturity         500,000           1,000,000
    Longer term loans originated                                             (15,411,981)        (16,507,135)
    Principal collected on longer term loans                                  18,252,362          21,516,122
    Net increase (decrease) in short-term loans                                2,694,447          (2,560,117)
    Principal collected on mortgage backed securities - available for sale     5,685,136           6,548,288
    Purchase of mortgage backed securities - available for sale               (4,985,327)        (16,322,869)
    Proceeds from sale of mortgaged backed securities- available for sale      1,447,365           6,782,470
    Purchase of mortgage backed securities- held to maturity                  (1,095,533)                 --
    Principal collected on mortgage backed securities - held to maturity       1,782,374           4,606,048
    Proceeds from sale of repossessed assets                                      77,388                  --
    Investment in premises and equipment                                         (98,111)           (144,873)
    Purchase of Federal Home Loan Bank of Atlanta stock                               --             266,305
                                                                           -------------       -------------
        Net cash provided (used) by investing activities                       2,903,499         (12,370,826)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                                  --            (390,799)
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                5,303,275           6,057,205
    Net (decrease) increase in certificates of deposit                        (1,377,710)          5,905,436
    Increase in Federal Home Loan Bank of Atlanta advances                    29,800,000                  --
    Repayment of Federal Home Loan Bank of Atlanta advances                  (29,800,000)                 --
    Exercised Stock Options                                                      111,443                  --
    Increase in Dividends Payable                                                  1,626                  --
    Dividends paid on stock                                                     (256,603)           (264,891)
                                                                           -------------       -------------
        Net cash provided by financing activities                              3,782,031          11,306,951
                                                                           -------------       -------------

Decrease (increase) in cash and cash equivalents                              (3,776,277)          1,015,398
Cash and cash equivalents at beginning of period                              23,208,274          25,703,327
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  19,431,997       $  26,718,725
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                                       December 31,
                                                                            -------------------------------
                                                                                2003               2002
                                                                            -----------        ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  12,356,894       $   9,774,030
    Interest bearing deposits in other banks                                   5,846,539          10,948,650
    Federal funds sold                                                         1,328,564           6,096,045
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     19,431,997          26,818,725
        Less - certificate of deposit with an original maturity of
          more than ninety days                                                  100,000             100,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  19,431,997       $  26,718,725
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   3,932,594       $   4,210,016
                                                                           =============       =============

    Income taxes                                                           $      87,000       $      50,000
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 1 - Principles of Consolidation
         ---------------------------

     BCSB Bankcorp, Inc. (the "Company") owns 100% of BCSB Bankcorp Capital Trust I, BCSB Bankcorp Capital Trust II and Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. It's operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------



Note 4 - Earnings Per Share
         ------------------

     Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2003 and 2002 is as follows:

                                                                For the Three Months Ended December 31, 2003
                                                              -----------------------------------------------
                                                                Income            Shares           Per Share
         Basic EPS                                            (Numerator)      (Denominator)         Amount
         ---------                                            -----------      -------------       ---------

         Income available to common stockholders              $   188,057        5,778,442       $       0.03

         Effect of dilutive shares                                     --           54,059                 --
                                                              -----------       ----------       ------------

         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   188,057        5,832,501       $       0.03
                                                              ===========       ==========       ============


                                                               For the Three Months Ended December 31, 2002
                                                              ---------------------------------------------
                                                                Income             Shares       Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------     ------

         Income available to common stockholders              $   452,509        5,718,212       $     0.08


         Effect of dilutive shares                                     --           33,792               --
                                                              -----------       ----------       ----------


         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   452,509       $5,752,004       $     0.08
                                                              ===========        =========       ==========

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at December 31, 2003.

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                    For Capital            Prompt Corrective
                                            Actual               Adequacy Purposes          Action Provision
                                  --------------------------  ------------------------  ------------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets    Amount           Assets   Amount           Assets
                                    ------           ------   --------          ------  --------          ------
                                                                        (unaudited)

Tangible (1)                     $ 52,625,111          8.10%  $ 9,746,463         1.50%         N/A         N/A
Tier 1 capital (2)                 52,625,111         15.45           N/A          N/A   20,431,373        6.00%
Core (1)                           52,625,111          8.10    25,990,567         4.00   32,488,208        5.00
Risk-weighted (2)                  54,709,591         16.07    27,241,830         8.00   34,052,288       10.00

------------

(1)  To adjusted total assets.
(2)  To risk-weighted assets.

Note 6- Stock Option Plan
        -----------------

               Stock-Based Employee Compensation- At December 31, 2003 and 2002 the company has four stock-based employee compensation plans, which are described more fully in the 2003 Annual Report. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                         For the three months ended December 31,
                                                                               2003              2002
                                                                               ----              ----
                  Net Income, as reported                                   $ 188,057         $ 452,509
                  Add: Stock-based Compenstation
                       Included in the determination of
                       Net income as reported, net of tax                      62,023            53,670
                  Deduct: Total stock-based compensation
                             Expense determined under fair value
                              Method for all awards, net of tax               (75,221)          (58,642)
                                                                              -------           -------
                       Pro forma net income                                 $ 174,859         $ 447,537
                                                                              =======           =======
                       Earnings per share:

                       Basic-as reported                                        $ .03             $ .08
                                                                                  ===               ===
                       Basic-pro forma                                            .03               .08
                                                                                  ===               ===
                       Diluted-as reported                                        .03               .08
                                                                                  ===               ===
                       Diluted-proforma                                           .03               .08
                                                                                  ===               ===

Note7- Recent Accounting Pronouncements
       --------------------------------

               In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This interpretation provides new guidance for the consolidation of variable interest entities (VIE) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. FIN 46 will require deconsolidation of BCSB Capital Trust I and BCSB Capital Trust II. The deconsolidation will not have a material effect on the Company's financial position, results of operation. or the bank's capital position. FIN 46 will be effective, for periods starting after March 15, 2004.


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

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of September 30, 2003 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. The Company adopted the disclosure only provision of FASB 123 see note 6 to the consolidated financial statements. They do not expect to expense the fair market value of stock options until required by accounting principles generally accepted in the United States of America.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

     During the three months ended December 31, 2003, the Company's assets decreased by $7.9 million, or 1.2% from $668.2 million at September 30, 2003 to $660.3 million at December 31, 2003. Loans receivable, net decreased by $5.7 million, or 1.6%, from $365.0 million at September 30, 2003 to $359.3 million at December 31, 2003. The Company's mortgage-backed securities available for sale decreased by $2.6 million, or 2.2%, from $116.2 million at September 30, 2003 to $113.6 million at December 31, 2003. The Company's mortgage-backed securities held to maturity decreased by $700,000 or 3.8% from $18.4 million at September 30, 2003 to $17.7 million at December 31, 2003. The Company's investment portfolio available for sale decreased $6.9 million or 5.7%, from $121.3 million at September 30, 2003 to $114.4 million at December 31, 2003. The Company's investment portfolio held to maturity increased by $500,000 or 20.0% from $2.5 million at September 30, 2003 to $3.0 million at December 31, 2003. During the three months ended December 31, 2003 the Company purchased $11.5 million of bank owned life insurance. The preceeding was accomplished in an effort to reduce interest rate risk in the balance sheet. The bank was reluctant to make long term low rate loans in the low interest rate environment that prevailed during the three month period ended December 31, 2003. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $3.8 million, or .7%, from $551.9 million at September 30, 2003 to $555.7 million at December 31, 2003. The increase in deposits was achieved through normal marketing efforts.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Net Income. Net income decreased by $264,000, or 58.4%, from $452,000 for the three months ended December 31, 2002 to $188,000 for the three months ended December 31, 2003. The decrease in net income was primarily attributable to decreased net interest income of $347,000. This was partially offset by a decrease in the provision for loan losses and income taxes and an increase in other income due to the Bank Owned Life Insurance.

     Net Interest Income. Net interest income was $3.9 million for the three months ended December 31, 2003, compared to $4.5 million for the three months ended December 31, 2002, representing a decrease of $629,000, or 14.0%. The decrease was primarily due to the decrease in the average rate on interest earning-assets. The average rate on interest-earning assets decreased by 88 basis points from, 6.15% for the three months ended December 31, 2002 to 5.27% for the three months ended December 31, 2003. Due to declining interest rates and loans re-pricing faster than deposits the interest rate spread decreased 37 basis points from, 3.07% for the three months ended December 31, 2003 to 2.70% for the three months ended December 31, 2003.

     Interest Income. Interest income decreased by $872,000, or 10.0% from $8.7 million for the three months ended December 31, 2002 to $7.8 million for the three months ended December 31, 2003. Interest and fees on loans decreased by $1.4 million, or 19.3%, from $7.0 million for the three months ended December 31, 2002 to $5.6 million for the three months ended December 31, 2003. This was primarily due to a decrease in the average yield on loans of 90 basis points from 7.15% for the three months ended December 31, 2002 to 6.25% for the three months ended December 31, 2003, and a $30.2 million decrease in the average balance of loans receivable from $391.8 million at December 31, 2002 to $361.6 million at December 31, 2003. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and the management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $144,000 or 13.7% from $1.1 million for the three months ended December 31, 2002 to $1.2 million for the three months ended December 31, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $92.8 million at December 31, 2002 to $108.1 million at December 31, 2003. Interest and dividends on investment securities increased by $416,000 or 78.9% from $527,000 million for the three months ended December 31, 2002 to $943,000 million for the three months ended December 31, 2003. This was primarily due to an increase in the average balance of investments of $63.5 million from,.$56.0 million at December 31, 2002 to $119.6 million at December 31, 2003. The increase in the average balance more than offset a decrease of 61 basis points in the average yield on investments from, 3.76 % for the three months ended December 31, 2002 to 3.15% for the three months ended December 31, 2003.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $4.1 million for the three months ended December 31, 2002 to $3.9 million for the three months ended December 31, 2003 a change of $243,000 or 5.8%. Interest on deposits decreased $305,000 due to a decrease in the average yield on deposits of 49 basis points from 2.92% at December 31, 2002 to 2.43% at December 31, 2003. This was partially offset by an increase in the average volume of deposits of $50.9 million from $504.2 million at December 31, 2002 to $555.2 million at December 31, 2003. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings decreased by $13,000 for the three months ended December 31, 2003, and interest on long-term borrowings decreased by $14,000 for the three months ended December 31, 2003. This decrease was primarily due to a decrease of 161 basis points in the average yield paid on advances from the Federal Home Loan Bank of Atlanta during the three months ended December 31, 2003. Also contributing to interest expense was interest on the Trust Preferred Securities which was $268,000 for the three month period ending December 31,2003, compared to $179,000 for the three month period ending December 31, 2002.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2003 and 2002. Total average assets are computed using month-end balances.

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

                                                                      Three Months Ended December 31
                                               ---------------------------------------------------------------------------
                                                              2003                                     2002
                                               -----------------------------------     -----------------------------------
                                               Average                   Average       Average                     Average
                                               Balance      Interest      Rate         Balance       Interest       Rate
                                               -------      --------     -------       -------       --------      -------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 361,599    $   5,653        6.25%     $  391,822   $   7,008         7.15%
   Mortgage-backed securities...............     108,150        1,200        4.44          92,795       1,056         4.55
   Dividends and investment securities......     119,575          943        3.15          56,096         527         3.76
   Other Investments........................       3,800           14        1.47          24,336          91         1.50
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     593,124        7,810        5.27         565,049       8,682         6.15
Noninterest-earning assets..................      68,784                                   30,496
                                               ---------                               ----------
       Total assets.........................   $ 661,908                               $  595,545
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 555,192        3,371        2.43         504,238       3,676         2.92
   FHLB Advances............................      34,258          304        3.55          25,760         332         5.16
   Trust Preferred Securities...............      22,500          268        4.76          12,500         178         5.70
   Other liabilities........................       1,094            1        0.37           1,435           1         0.28
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     613,044        3,944        2.57         543,933       4,187         3.08
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............       4,752                                    5,125
                                               ---------                               ----------
       Total liabilities....................     617,796                                  549,058
Stockholders' equity .......................      44,112                                   46,487
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 661,908                               $  595,545
                                               =========                               ==========

Net interest income.........................                $   3,866                                $  4,495
                                                            =========                                ========
Interest rate spread........................                                 2.70%                                    3.07%
                                                                          =======                                     ====
Net interest margin.........................                                 2.61%                                    3.18%
                                                                          =======                                     ====
Ratio average interest earning assets/
    interest bearing liabilities............                                96.75%                                  103.88%
                                                                            =====                                   ======

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

                                                        For Three Months Ended December 31,
                                                ---------------------------------------------------
                                                        2003             vs.                 2002
                                                ---------------------------------------------------
                                                              Increase (Decrease)
                                                                     Due to
                                                ---------------------------------------------------
                                                                                 Rate/
                                                 Volume         Rate            Volume        Total
                                                --------       ------           ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $   (537)      $   (888)      $     70    $ (1,355)
  Mortgage-backed securities................        177            (28)            (5)        144
  Investment securities and
      FHLB Stock............................        593            (82)           (95)        416
  Other interest-earning assets.............        (77)             0              0         (77)
                                               --------       --------       --------    --------
    Total interest-earning assets...........        156           (998)           (30)       (872)

Interest expense:
  Deposits..................................        371           (614)           (62)       (305)
  FHLB advances.............................        109           (103)           (34)        (28)
  Trust Preferred Securities................        142            (29)           (23)         90
  Other liabilities.........................          0              0              0           0
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................        622           (746)          (119)       (243)
                                               --------       ---------      ---------   ---------

Change in net interest income...............   $   (466)      $   (252)      $     89    $   (629)
                                               ========       ========       ========    ========


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable future loan losses. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $182,000 for the three months ended December 31, 2003, as compared to $282,000 for the three months ended December 31, 2002, representing a decrease of $100,000. Loan chargeoffs for the three months ended December 31, 2003 were $329,000 as compared to $243,000 for the three months ended December 31, 2002 an increase of $86,000. Loan chargeoffs increased due to adverse economic conditions. Loan recoveries were $26,000 for the three months ended December 31, 2003 compared to $195,000 for the three months ended December 31, 2002. Non performing loans at December 31, 2003 were $430,000 as compared to $759,000 at December 31, 2002. The total loss allowance allocated to domestic loans is $2.6 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

     Other Income. Other income increased by $100,000, or 23.5% from $426,000 for the three months ended December 31, 2002 to $526,000 for the three months ended December 31, 2003. The increase in other income for the three months ended December 31 2003 was primarily attributable to an increase in the cash surrender value of bank owned life insurance of $122,000 for the three months ended December 31, 2003, compared to $0 for the three months ended December 31, 2002. There was also a gain on the sale of repossessed assets of $77,000 for the three months ended December 31, 2003 compared to $0, for the three months ended December 31, 2002. Fees on transaction accounts also increased $82,000 from $129,000 for the three months ended December 31, 2002 to $211,000 for the three months ended December 31, 2003. Fees on transaction accounts increased due to the increase in the volume of transaction accounts. These gains were partially offset by a decrease in the gain on sale of loans of

$43,000, from $67,000 for the three months ended December 31, 2002 to $24,000 for the three months ended December 31, 2003. There was also a decrease in the gain on the sale of investments of $38,000 for the three months ended December 31, 2003, from a gain on investments of $25,000 for the three months ended December 31, 2002 to a loss of $13,000 for the three months ended December 31, 2003. Gain on the sale of mortgage backed securities also decreased $62,000 for the three months ended December 31, 2003 from $70,000 for the three months ended December 31, 2002 to $8,000 for the three months ended December 31, 2003. These securities were sold in an effort to mitigate interest rate risk.

     Non-interest Expenses. Total non-interest expenses remained relatively stable at $3.9 million for the three months ended December 31, 2003 and 2002. The Company experienced increases of $38,000 in salaries and related expenses for the three months ended December 31, 2003, from $2.1 million for the three months ended December 31, 2002 to $2.2 million for the three months ended December 31, 2003. Occupancy expense also increased by $92,000, from $395,000 for the three months ended December 31, 2002 to $487,000 for the three months ended December 31, 2003. These increases were partially offset by a decrease in data processing expense of $25,000, from $412,000 for the three months ended December 31, 2002 to $386,000 for the three months ended December 31, 2003. Other expenses also decreased by $87,000 for the three months ended December 31, 2003, from $163,000 for the three months ended December 31, 2002 to $76,000 for the three months ended December 31, 2003.

     Income Taxes. The Company's income tax expense was $92,000 and $279,000 for the three months ended December 31, 2003 and 2002, respectively. The Company's effective tax rates were 32.7% and 38.2% for the three months ended December 31, 2003 and 2002, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                      December 31, 2003      September 30, 2003
                                                                     -------------------    --------------------
                                                                                 (dollars in thousands)

         Commitments to originate new loans                           $      5,512               $  10,600
         Commitments to originate new loans held for sale                       --                      --
         Unfunded commitments to extend credit under existing
          equity line and commercial lines of credit                        23,991                  20,400
         Commercial letters of credit                                          419                     419
         Commitments to sell loans held for sale                                --                      --

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2003

                                                                  Payments due by period
                                                                  ----------------------
                                                                  (Dollars in thousands)
                                        Less than
                                         1 year                 1-3 years         4-5 years        Over 5 years       Total
                                    -----------------           ---------         ---------        ------------       -----

Time Deposits                        $      192,909              99,986              80,924               --         373,819
Long-term borrowings                         12,250               1,000               9,000            9,000          31,250
Trust Preferred Securities                       --                  --                  --           22,500          22,500
Lease obligations                               907               2,847               1,347            5,422          10,523
                                     --------------             -------             -------          -------        --------

Total contractual cash
    obligations                      $      206,066             103,833              91,271           36,922         438,092
                                     ==============             =======             =======          =======        ========


ASSET QUALITY

     At December 31, 2003, the Company had approximately $561,000 in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate ) or .08% of total assets. At September 30, 2003, non-performing assets were $593 000 or .04% of total assets. The Bank's net charge-offs for the three months ended December 31, 2003 were $303,000. The Bank's allowance for loan losses was $2.6 million at December 31, 2003 and $2.7 million at September 30, 2003.


     The following table presents an analysis of the Company's non-performing assets:

                                                           At                      At
                                                      December 31,            September 30,
                                                          2003                    2003
                                                          ----                    ----
Nonperforming loans:
Nonaccrual loans                                    $      430                $       300
Loans 90 days past due and accruing                         --                         --
Restructured loans                                          --                         --
                                                    ----------                -----------
Total nonperforming loans                                  430                        300
Other non-performing assets                                131                        283
                                                    ----------                -----------
Total nonperforming assets                          $      561                $       593
                                                    ==========                ===========

Nonperforming loans to loans receivable, net               .12%                       .08%
Nonperforming assets as a percentage
 of loans and other real estate owned                      .16%                       .08%
Nonperforming assets to total assets                       .08%                       .04%

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                           For the Three Months Ended
                                                                   December 31,

                                                               2003          2002
                                                           ------------   ----------
Balance at beginning of period...................          $      2,698   $     2,199
                                                           ------------   -----------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................                    --            --
    Multi-family residential.....................                    --            --
    Commercial...................................                    --            --
   Construction..................................                    --            --
  Commercial loans...............................                    --            --
  Consumer.......................................                   329           243
                                                           ------------   -----------
Total charge-offs................................                   329           243

Recoveries:
  Real estate mortgage:
    Single-family residential....................                   --             --
Multi-family residential.........................                   --             --
    Commercial...................................                   --             --
    Construction.................................                   --             --
Commercial loans secured.........................                   --             --
  Consumer.......................................                   26            103
                                                           -----------    -----------
Total recoveries.................................                   26            103
Net loans charged off............................                 (303)          (140)
Provision for loan  losses.......................                  182            282
                                                           -----------    -----------
Balance at end of period.........................           $    2,577    $     2,342
                                                           ===========    ===========

Ratio of net charge-offs to average
  loans outstanding during the period............                 .08%           .04%
                                                           ==========     ==========


     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2003, the Company had $561,000 in classified assets, consisting of $430,000 in substandard and loss loans, $0 in foreclosed real estate and $ 131,000 in other repossessed assets. At September 30, 2003, the Company had $583,000 in substandard assets, consisting of $300,000 in loans, $0 in foreclosed real estate and $283,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At December 31, 2003, the Company has identified approximately $2.8 million in assets classified as special mention.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2003 and 2002, the Company had $15.4 million and $16.5 million, respectively, of loan originations. During the three months ended December 31, 2003 and 2002, the Company purchased investment securities in the amounts of $5.0 million and $24.1 million, respectively, and mortgage-backed securities in the amounts of $6.1 million and $16.3 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of December was approximately 44.9%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2003, cash, interest-bearing deposits in other banks and federal funds sold were $12.4 million, $5.8.million and $1.3 million, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2003 totaled $193.0 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2003, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $419,000, $23.9 million and $5.5 million respectively.

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

     The Company monitors whether material changes in market risk have occurred since September 30, 2003. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2003.

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

         None.


         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

        The following exhibit is filed herewith:

        Exhibit
        Number                                       Title
        -------                                      -----

        31.1     Rule 13a-14(a) Certification of Chief Executive Officer

        31.2     Rule 13a-14(a) Certification of Chief Financial Officer

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     The following current reports on Form 8K were filed during the quarter ended December 31, 2003:

        (b)  Form 8-K

             On December 19, 2003 the Company filed a Current Report on Form 8-K reporting under Item 7 and Item 12.

             On October 3, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BCSB BANKCORP, INC.




Date:  February 11, 2004                /s/ Gary C. Loraditch
                                        -------------------------------------
                                        Gary C. Loraditch
                                        President
                                        (Principal Executive Officer)



Date:  February 11, 2004                /s/ Bonnie M. Klein
                                        -------------------------------------
                                        Bonnie M. Klein
                                        Vice President and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)