Form 10-Q/A
period 2003-12-31
BCSB BANKCORP INC
filed 2004-05-13
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)


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

                                EXPLANATORY NOTE

     BCSB Bankcorp, Inc. (the "Company") is amending its Form 10-Q for the quarter ended December 31, 2003 to restate its consolidated statement of financial condition as of December 31, 2003 and its consolidated statements of operations for the three months ended December 31, 2003 to correct the accounting treatment for a Bank Owned Life Insurance ("BOLI") policy. Subsequent to the issuance of the Company's consolidated financial statements as of and for the three months ended December 31, 2003 and the filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, the Company determined that it had incorrectly accounted for its income tax provision related to the BOLI policy. The effect of the restatement is to reduce the Company's income tax provision to $53,708 for the three months ended December 31, 2003 from $91,560 previously reported, thereby increasing net income from $188,057, or $.03 basic and diluted earnings per share, to $225,909, or $.04 basic and diluted earnings per share. Total stockholders' equity at December 31, 2003 increases to $44,309,111 from $44,271,259 previously reported. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company's Form 10-Q for the three months ended December 31, 2003, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.


                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
           December 31, 2003 (unaudited) and September 30, 2003................2

         Consolidated Statements of Operations for the Three Months Ended
           December 31, 2003 and 2002 (unaudited)..............................3

         Consolidated Statements of Comprehensive Income
           for the Three Months Ended
           December 31, 2003 and 2002 (unaudited)..............................4

         Consolidated Statements of Cash Flows for the Three Months Ended
           December 31, 2003 and 2002 (unaudited)..............................5

         Notes to Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................................11


PART II.  OTHER INFORMATION
          -----------------

Item 6.  Exhibits and Reports on Form 8-K.....................................18


SIGNATURES....................................................................20

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            December 31,        September 30,
                                                                                2003                2003
                                                                        -------------------   ------------------
                                                                             (Unaudited)
                        Assets
                        ------
Cash                                                                     $   12,356,894      $   11,032,415
Interest bearing deposits in other banks                                      5,846,539          11,288,223
Federal funds sold                                                            1,328,564             987,636
Investment securities, held to maturity                                       3,003,559           2,500,000
Investment securities, available for sale                                   114,370,984         121,289,555
Loans receivable, net                                                       359,341,536         365,054,645
Loans held for sale                                                             190,000             247,600
Mortgage backed securities, held to maturity                                 17,694,254          18,394,439
Mortgage backed securities, available for sale                              113,637,576         116,204,401
Premises and equipment, net                                                   9,088,613           9,226,887
Federal Home Loan Bank of Atlanta stock                                       3,304,900           3,304,900
Accrued interest receivable                                                   2,035,173           2,114,609
Prepaid and deferred income taxes                                             2,041,321           1,752,582
Bank Owned Life Insurance                                                    11,546,602                  --
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         407,000             421,000
Other assets                                                                  1,770,429           2,084,630
                                                                         --------------      --------------
Total assets                                                             $  660,258,271      $  668,197,849
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  555,747,735      $  551,928,619
  Advances from the Federal Home Loan Bank of Atlanta                        32,217,812          32,267,861
  Trust Preferred Securities                                                 22,500,000          22,500,000
  Advance payments by borrowers for taxes and insurance                         855,220             854,694
  Income taxes payable                                                          148,519             193,051
  Payables to disbursing agents                                                 538,726             136,352
  Accounts payable Trade Date Securities                                      2,000,000          13,998,307
  Dividends payable                                                             267,955             266,329
  Other liabilities                                                           1,673,193           1,284,720
                                                                         --------------      --------------
Total liabilities                                                           615,949,160         623,429,933

Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
   5,898,593 and 5,885,593
   shares issued and outstanding
   at December 31, 2003 and September 30, 2003)                                  58,986              58,856
  Additional paid-in capital                                                 20,794,994          20,652,137
  Obligation under Rabbi Trust                                                1,251,817           1,243,469
  Retained earnings (substantially restricted)                               25,526,194          25,556,888
  Accumulated Other Comprehensive Income (net of taxes)                      (1,396,052)           (770,874)
  Employee Stock Ownership Plan                                                (730,328)           (776,060)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         --------------      --------------
  Total Stockholders' Equity                                                 44,309,111          44,767,916
                                                                         --------------      --------------
Total liabilities and Stockholders' Equity                                $ 660,258,271       $ 668,197,849
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                 For Three Months Ended
                                                                       December 31,
                                                                ------------------------
                                                                  2003             2002
                                                                --------          ------
Interest Income
---------------
  Interest and fees on loans                                $   5,652,851      $ 7,007,783
  Interest on mortgage-backed securities                        1,200,449        1,055,779
  Interest and dividends on investment securities                 943,341          527,281
  Other interest income                                            13,567           91,146
                                                            -------------      -----------
Total interest income                                           7,810,208        8,681,989

Interest Expense
----------------
  Interest on deposits                                          3,371,172        3,675,763
  Interest on borrowings - short term                              44,203           56,975
  Interest on borrowings-long term                                260,527          274,773
  Other interest expense                                          267,688          178,726
                                                            -------------      -----------
Total interest expense                                          3,943,590        4,186,237
                                                            -------------      -----------

  Net interest income                                           3,866,618        4,495,752
  Provision for losses on loans                                   181,773          281,998
                                                            -------------      -----------
  Net interest income after provision
     for losses on loans                                        3,684,845        4,213,754
Other Income
------------
  Gain on sale of repossessed assets                               77,388               --
  Gain on sale of loans                                            24,002           66,985
  Fees and charges on loans                                        55,194           50,745
  Fees on transaction accounts                                    211,184          129,290
  Rental income                                                    31,804           37,047
  Gain (Loss) from sale of Investments                            (12,746)          25,000
  Gain from sale of Mortgage Backed Securities                      7,548           70,010
  Income from Bank Owned Life Insurance                           121,602               --
  Miscellaneous income                                              9,585           46,677
                                                            -------------      -----------
  Net other income                                                525,561          425,754
Non-Interest Expenses
---------------------
  Salaries and related expense                                  2,175,609        2,137,591
  Occupancy expense                                               486,905          394,983
  Deposit insurance premiums                                       52,987           49,618
  Data processing expense                                         386,273          411,591
  Property and equipment expense                                  301,000          310,508
  Professional fees                                                65,103           58,176
  Advertising                                                     241,267          227,764
  Telephone, postage and office supplies                          146,124          154,650
  Other expenses                                                   75,521          162,900
                                                            -------------      -----------
Total non-interest expenses                                     3,930,789        3,907,781
                                                            -------------      -----------
Income before tax provision                                       279,617          731,727
Income tax provision                                               53,708          279,218
                                                            -------------      -----------

Net income                                                  $     225,909      $   452,509
                                                            =============      ===========
Basic and diluted earnings per share                        $        0.04      $      0.08
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           -----------------------------------------------------------
                                  (UNAUDITED)

                                                                                  For Three Months Ended
                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 2003                2002
                                                                           -----------------   -----------------

Net Income                                                                    $ 225,909            $ 452,509
Other comprehensive income, net of tax:
 Unrealized net holding gains (losses) on
  available-for-sale portfolios, net of tax $(393,545) and (114,474)           (628,369)             185,510
Reclassification adjustment for (gains) losses
  included in net income, net of tax $ 2,007 and (36,256)                         3,191              (58,754)
                                                                              ---------            ---------
Comprehensive income                                                          $(399,269)           $ 579,265
                                                                              =========            =========

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                                 For Three Months Ended
                                                                                       December 31,
                                                                           ----------------------------------
                                                                                2003                2002
                                                                           -----------------   --------------
Operating Activities
--------------------
   Net Income                                                              $   225,909         $   452,509
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                       (19,899)             (4,652)
    Dividends on Investment Securities                                        (264,038)           (211,204)
    (Gain) Loss on sale of investments                                          12,746             (25,000)
    Loans originated for sale                                               (2,696,000)         (2,108,541)
    Loans sold                                                               2,777,602           1,923,264
    Gain on sale of loans                                                      (24,002)            (66,985)
    Loan fees and costs deferred, net                                          (20,339)            (73,142)
    Amortization of deferred loan fees and cost, net                           (85,054)            (17,136)
    Provision for losses on loans                                              181,773             281,998
    Non-cash compensation under Stock-Based Benefit Plan                        77,276              57,665
    Amortization of premium on mortgage backed securities                      122,976             139,569
    Amortization of purchase premiums and discounts, net                       (31,708)           (260,897)
    Gain on sale of mortgaged backed securities                                 (7,548)            (70,010)
    Provision for depreciation                                                 236,385             241,983
    Gain on sale of repossessed assets                                         (77,388)                 --
    Increase in cash surrender value of bank owned life insurance             (121,602)                 --
    Decrease in accrued interest receivable                                     79,436             401,271
    Decrease in prepaid income taxes                                           102,799             187,556
    Decrease in other assets                                                   314,201             253,990
    Decrease in accrued interest payable on deposits                            (1,688)            (39,955)
    Decrease in income taxes payable                                           (44,532)            (26,391)
    Decrease in accounts payable Trade Date Securities                     (11,998,307)                 --
    Increase in other liabilities and payables to
          disbursing agents                                                    790,847           1,033,656
    Increase in obligation under Rabbi-Trust                                     8,348               9,725
                                                                           -----------         -----------
        Net cash (used) provided by operating activities                   (10,461,807)          2,079,273

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                   For Three Months Ended
                                                                                        December 31,
                                                                           -----------------------------------
                                                                                 2003                2002
                                                                           -----------------   ---------------

Cash Flows from Investing Activities
------------------------------------
    Purchase of Bank Owned Life Insurance                                  $ (11,425,000)      $          --

    Purchases of investment securities - available for sale                   (4,003,125)        (24,080,065)
    Proceeds from maturities of investment securities - available for sale     5,500,000           5,500,000
    Proceeds from sale of investment securities - available for sale           4,987,254           1,025,000
    Purchases of investment securities - held to maturity                     (1,003,750)                 --
    Proceeds from maturities of investment securities - held to maturity         500,000           1,000,000
    Longer term loans originated                                             (15,411,981)        (16,507,135)
    Principal collected on longer term loans                                  18,252,362          21,516,122
    Net increase (decrease) in short-term loans                                2,694,447          (2,560,117)
    Principal collected on mortgage backed securities - available for sale     5,685,136           6,548,288
    Purchase of mortgage backed securities - available for sale               (4,985,327)        (16,322,869)
    Proceeds from sale of mortgaged backed securities - available for sale     1,447,365           6,782,470
    Purchase of mortgage backed securities - held to maturity                 (1,095,533)                 --
    Principal collected on mortgage backed securities - held to maturity       1,782,374           4,606,048
    Proceeds from sale of repossessed assets                                      77,388                  --
    Investment in premises and equipment                                         (98,111)           (144,873)
    Purchase of Federal Home Loan Bank of Atlanta stock                               --             266,305
                                                                           -------------       -------------
        Net cash provided (used) by investing activities                       2,903,499         (12,370,826)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                                  --            (390,799)
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                5,303,275           6,057,205
    Net (decrease) increase in certificates of deposit                        (1,377,710)          5,905,436
    Increase in Federal Home Loan Bank of Atlanta advances                    29,800,000                  --
    Repayment of Federal Home Loan Bank of Atlanta advances                  (29,800,000)                 --
    Exercised Stock Options                                                      111,443                  --
    Increase in Dividends Payable                                                  1,626                  --
    Dividends paid on stock                                                     (256,603)           (264,891)
                                                                           -------------       -------------
        Net cash provided by financing activities                              3,782,031          11,306,951
                                                                           -------------       -------------

Decrease (increase) in cash and cash equivalents                              (3,776,277)          1,015,398
Cash and cash equivalents at beginning of period                              23,208,274          25,703,327
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  19,431,997       $  26,718,725
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 2003                2002
                                                                           -----------------   -----------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  12,356,894       $   9,774,030
    Interest bearing deposits in other banks                                   5,846,539          10,948,650
    Federal funds sold                                                         1,328,564           6,096,045
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     19,431,997          26,818,725
        Less - certificate of deposit with an original maturity of
          more than ninety days                                                  100,000             100,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  19,431,997       $  26,718,725
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   3,932,594       $   4,210,016
                                                                           =============       =============

    Income taxes                                                           $      87,000       $      50,000
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

                                                                For the Three Months Ended December 31, 2003
                                                              -----------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------
         Income available to common stockholders              $   225,909        5,778,442       $    0.04

         Effect of dilutive shares                                     --           54,059              --
                                                              -----------       ----------       ---------

         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   225,909        5,832,501       $    0.04
                                                              ===========       ==========       =========


                                                               For the Three Months Ended December 31, 2002
                                                              ---------------------------------------------
                                                                Income             Shares        Per Share
         Basic EPS                                            (Numerator)       (Denominator)     Amount
         ---------                                            -----------       -------------    ---------
         Income available to common stockholders              $   452,509        5,718,212       $    0.08

         Effect of dilutive shares                                     --           33,792              --
                                                              -----------       ----------       ---------
         Diluted EPS
         -----------

         Income available to common stockholders
             plus assumed conversions                         $   452,509        5,752,004       $    0.08
                                                              ===========       ==========       =========

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

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                        For Capital          Prompt Corrective
                                            Actual                   Adequacy Purposes         Action Provision
                                    ------------------------     -----------------------   ------------------------
                                    Actual           % of        Required        % of      Required          % of
                                    Amount           Assets       Amount        Assets      Amount           Assets
                                    ------           ------      --------       ------     --------          ------
                                                                     (unaudited)

Tangible (1)                     $ 52,625,111          8.10%   $ 9,746,463       1.50%        N/A             N/A
Tier 1 capital (2)                 52,625,111         15.45            N/A        N/A     20,431,373          6.00%
Core (1)                           52,625,111          8.10     25,990,567       4.00     32,488,208          5.00
Risk-weighted (2)                  54,709,591         16.07     27,241,830       8.00     34,052,288         10.00

------------
(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock Option Plan
         -----------------

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

                                                                     For the three months ended December 31,
                                                                               2003              2002
                                                                               ----              ----
                  Net Income, as reported                                   $ 225,909         $ 452,509
                  Add: Stock-based Compensation
                       Included in the determination of
                       Net income as reported, net of tax                      62,023            53,670
                  Deduct: Total stock-based compensation
                             Expense determined under fair value
                              Method for all awards, net of tax               (75,221)          (58,642)
                                                                              -------           -------
                       Pro forma net income                                 $ 212,711         $ 447,537
                                                                              =======           =======
                       Earnings per share:

                       Basic-as reported                                        $ .04             $ .08
                                                                                  ===               ===
                       Basic-pro forma                                            .04               .08
                                                                                  ===               ===
                       Diluted-as reported                                        .04               .08
                                                                                  ===               ===
                       Diluted-proforma                                           .04               .08
                                                                                  ===               ===

Note 7 - Recent Accounting Pronouncements
         --------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

     During the three months ended December 31, 2003, the Company's assets decreased by $7.9 million, or 1.2% from $668.2 million at September 30, 2003 to $660.3 million at December 31, 2003. Loans receivable, net decreased by $5.7 million, or 1.6%, from $365.0 million at September 30, 2003 to $359.3 million at December 31, 2003. The Company's mortgage-backed securities available for sale decreased by $2.6 million, or 2.2%, from $116.2 million at September 30, 2003 to $113.6 million at December 31, 2003. The Company's mortgage-backed securities held to maturity decreased by $700,000 or 3.8% from $18.4 million at September 30, 2003 to $17.7 million at December 31, 2003. The Company's investment portfolio available for sale decreased $6.9 million or 5.7%, from $121.3 million at September 30, 2003 to $114.4 million at December 31, 2003. The Company's investment portfolio held to maturity increased by $500,000 or 20.0% from $2.5 million at September 30, 2003 to $3.0 million at December 31, 2003. During the three months ended December 31, 2003 the Company purchased $11.5 million of bank owned life insurance. The preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. The bank was reluctant to make long term low rate loans in the low interest rate environment that prevailed during the three month period ended December 31, 2003. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $3.8 million, or .7%, from $551.9 million at September 30, 2003 to $555.7 million at December 31, 2003. The increase in deposits was achieved through normal marketing efforts.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Net Income. Net income decreased by $227,000, or 50.1%, from $452,000 for the three months ended December 31, 2002 to $226,000 for the three months ended December 31, 2003. The decrease in net income was primarily attributable to decreased net interest income of $347,000. This was partially offset by a decrease in the provision for loan losses and income taxes and an increase in other income due to the Bank Owned Life Insurance.

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

     Interest Income. Interest income decreased by $872,000, or 10.0% from $8.7 million for the three months ended December 31, 2002 to $7.8 million for the three months ended December 31, 2003. Interest and fees on loans decreased by $1.4 million, or 19.3%, from $7.0 million for the three months ended December 31, 2002 to $5.6 million for the three months ended December 31, 2003. This was primarily due to a decrease in the average yield on loans of 90 basis points from 7.15% for the three months ended December 31, 2002 to 6.25% for the three months ended December 31, 2003, and a $30.2 million decrease in the average balance of loans receivable from $391.8 million at December 31, 2002 to $361.6 million at December 31, 2003. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and the management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $144,000 or 13.7% from $1.1 million for the three months ended December 31, 2002 to $1.2 million for the three months ended December 31, 2003. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $92.8 million at December 31, 2002 to $108.1 million at December 31, 2003. Interest and dividends on investment securities increased by $416,000 or 78.9% from $527,000 million for the three months ended December 31, 2002 to $943,000 million for the three months ended December 31, 2003. This was primarily due to an increase in the average balance of investments of $63.5 million from, $56.0 million at December 31, 2002 to $119.6 million at December 31, 2003. The increase in the average balance more than offset a decrease of 61 basis points in the average yield on investments from, 3.76 % for the three months ended December 31, 2002 to 3.15% for the three months ended December 31, 2003.

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

                                                                    Three Months Ended December 31
                                               ---------------------------------------------------------------------------
                                                             2003                                    2002
                                               -----------------------------------    -------------------------------------
                                               Average                   Average       Average                     Average
                                               Balance      Interest      Rate         Balance       Interest       Rate
                                               -------      --------     -------       -------       --------      --------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 361,599    $   5,653        6.25%       $391,822    $  7,008         7.15%
   Mortgage-backed securities...............     108,150        1,200        4.44          92,795       1,056         4.55
   Dividends and investment securities......     119,575          943        3.15          56,096         527         3.76
   Other Investments........................       3,800           14        1.47          24,336          91         1.50
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     593,124        7,810        5.27         565,049       8,682         6.15
Noninterest-earning assets..................      68,784                                   30,496
                                               ---------                               ----------
       Total assets.........................   $ 661,908                               $  595,545
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 555,192        3,371        2.43         504,238       3,676         2.92
   FHLB Advances............................      34,258          304        3.55          25,760         332         5.16
   Trust Preferred Securities...............      22,500          268        4.76          12,500         178         5.70
   Other liabilities........................       1,094            1        0.37           1,435           1         0.28
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     613,044        3,944        2.57         543,933       4,187         3.08
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............       4,752                                    5,125
                                               ---------                               ----------
       Total liabilities....................     617,796                                  549,058
Stockholders' equity .......................      44,112                                   46,487
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 661,908                               $  595,545
                                               =========                               ==========

Net interest income.........................                $   3,866                                $  4,495
                                                            =========                                ========
Interest rate spread........................                                 2.70%                                    3.07%
                                                                          =======                                     ====
Net interest margin.........................                                 2.61%                                    3.18%
                                                                          =======                                     ====
Ratio average interest earning assets/
    interest bearing liabilities............                                96.75%                                  103.88%
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

                                                          For Three Months Ended December 31,
                                                ---------------------------------------------------
                                                        2003             vs.            2002
                                                ---------------------------------------------------
                                                              Increase (Decrease)
                                                                      Due to
                                                ---------------------------------------------------
                                                                                Rate/
                                                Volume         Rate            Volume        Total
                                                ------         ----            ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $   (537)      $   (888)      $     70    $ (1,355)
  Mortgage-backed securities................        177            (28)            (5)        144
  Investment securities and
      FHLB Stock............................        593            (82)           (95)        416
  Other interest-earning assets.............        (77)             0              0         (77)
                                               ---------      --------       --------    ---------
    Total interest-earning assets...........        156           (998)           (30)       (872)

Interest expense:
  Deposits..................................        371           (614)           (62)       (305)
  FHLB advances.............................        109           (103)           (34)        (28)
  Trust Preferred Securities................        142            (29)           (23)         90
  Other liabilities.........................          0              0              0           0
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................        622           (746)          (119)       (243)
                                               --------       ---------      ---------   ---------

Change in net interest income...............   $   (466)      $   (252)      $     89    $   (629)
                                               =========      =========      ========    =========


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

     Income Taxes. The Company's income tax expense was $54,000 and $279,000 for the three months ended December 31, 2003 and 2002, respectively. The Company's effective tax rates were 19.2% and 38.2% for the three months ended December 31, 2003 and 2002, respectively. The Company's effective tax rate decreased for the three months ended December 31, 2003 as compared to the same quarter in the prior year as the Company earned non-taxable income from bank owned life insurance during the three months ended December 31, 2003.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                        December 31, 2003     September 30, 2003
                                                                       ------------------     ------------------
                                                                                   (In thousands)
         Commitments to originate new loans                           $      5,512               $    10,600
         Commitments to originate new loans held for sale                       --                        --
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                    23,991                    20,400
         Commercial letters of credit                                          419                       419
         Commitments to sell loans held for sale                                --                        --

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

CONTRACTUAL OBLIGATIONS

As of December 31, 2003

                                                                       Payments due by period
                                                                       ----------------------
                                                                       (Dollars in thousands)
                                          Less than
                                           1 year              1-3 years         4-5 years        Over 5 years          Total
                                     -----------------         ---------         ---------        ------------          -----
Time Deposits                        $       192,909             99,986            80,924               --             373,819
Long-term borrowings                          12,250              1,000             9,000            9,000              31,250
Trust Preferred Securities                        --                 --                --           22,500              22,500
Lease obligations                                907              2,847             1,347            5,422              10,523
                                     ---------------             ------            ------           ------             -------
Total contractual cash
    obligations                      $       206,066            103,833            91,271           36,922             438,092
                                     ===============            =======            ======           ======             =======

ASSET QUALITY

     At December 31, 2003, the Company had approximately $561,000 in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .08% of total assets. At September 30, 2003, non-performing assets were $593 000 or .04% of total assets. The Bank's net charge-offs for the three months ended December 31, 2003 were $303,000. The Bank's allowance for loan losses was $2.6 million at December 31, 2003 and $2.7 million at September 30, 2003.

     The following table presents an analysis of the Company's non-performing assets:

                                                           At                      At
                                                      December 31,            September 30,
                                                          2003                    2003
                                                    ------------------      ------------------
Nonperforming loans:
Nonaccrual loans                                       $   430                    $  300
Loans 90 days past due and accruing                         --                        --
Restructured loans                                          --                        --
                                                       -------                    ------
Total nonperforming loans                                  430                       300
Other non-performing assets                                131                       283
                                                       -------                    ------
Total nonperforming assets                             $   561                    $  593
                                                       =======                    ======

Nonperforming loans to loans receivable, net               .12%                      .08%
Nonperforming assets as a percentage
 of loans and other real estate owned                      .16%                      .08%
Nonperforming assets to total assets                       .08%                      .04%


The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                              For the Three Months Ended
                                                                     December 31,
                                                                 2003            2002
                                                                 ----            ----

Balance at beginning of period...................          $      2,698     $     2,199
                                                           ------------     -----------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................                    --              --
    Multi-family residential.....................                    --              --
  Commercial.....................................                    --              --
  Construction...................................                    --              --
  Commercial loans...............................                    --              --
  Consumer.......................................                   329             243
                                                           ------------     -----------
Total charge-offs................................                   329             243

Recoveries:
  Real estate mortgage:
    Single-family residential....................                    --              --
Multi-family residential.........................                    --              --
    Commercial...................................                    --              --
    Construction.................................                    --              --
Commercial loans secured.........................                    --              --
  Consumer.......................................                    26             103
                                                           ------------    ------------
Total recoveries.................................                    26             103
Net loans charged off............................                  (303)           (140)
Provision for loan  losses.......................                   182             282
                                                           ------------    ------------
Balance at end of period.........................          $      2,577    $      2,342
                                                           ============    ============

Ratio of net charge-offs to average
  loans outstanding during the period............                   .08%            .04%
                                                           ============    ============

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

PART II.  OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits
                  ----------------

         The following exhibit is filed herewith:

         Exhibit
         Number       Title
         ------       -----

          31.1        Rule 13a-14(a) Certification of Chief Executive Officer

          31.2        Rule 13a-14(a) Certification of Chief Financial Officer

          32          Section 1350 Certification

     The following current reports on Form 8K were filed during the quarter ended December 31, 2003:

         (b)      Form 8-K
                  --------

     On December 19, 2003 the Company filed a Current Report on Form 8-K reporting under Item 7 and Item 12.

     On October 3, 2003 the Company filed a Current Report on Form 8-K reporting under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BCSB BANKCORP, INC.


Date:  May 12, 2004                 /s/ Gary C. Loraditch
                                    -------------------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)



Date:  May  12, 2004                /s/ Bonnie M. Klein
                                    --------------------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)