Form 10-Q
period 2004-03-31
BCSB BANKCORP INC
filed 2004-05-13
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

         OR

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

            4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236
            -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 256-5000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
               ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      --   --

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X
    ----    -----

     As of April 30, 2004, the issuer had 5,899,093 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  March 31, 2004 (unaudited) and September 30, 2003...............................................2

         Consolidated Statements of Operations for the Six Months and Three Months Ended
                  March 31, 2004 and 2003  (unaudited)............................................................3

         Consolidated Statements of Comprehensive Income for the Six Months and Three Months Ended
                  March 31, 2004 and 2003 (unaudited)............................................................ 4

         Consolidated Statements of Cash Flows for the Six Months Ended
                  March 31, 2004 and 2003 (unaudited)............................................................ 5

     Notes to Consolidated Financial Statements...................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................24

Item 4.  Controls and Procedures.................................................................................25


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings.......................................................................................26

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities........................26

Item 3.  Defaults Upon Senior Securities.........................................................................26

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................26

Item 5.  Other Information.......................................................................................26

Item 6.  Exhibits and Reports on Form 8-K........................................................................26


SIGNATURES.......................................................................................................28

CERTIFICATIONS...................................................................................................29


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                             MARCH 31,         SEPTEMBER 30,
                                                                                2004                2003
                                                                           --------------   ----------------
                                                                             (Unaudited)
                                      Assets
                                      ------
Cash                                                                     $   12,114,215      $   11,032,415
Interest bearing deposits in other banks                                      3,757,270          11,288,223
Federal funds sold                                                              192,661             987,636
Investment securities, held to maturity                                       3,497,544           2,500,000
Investment securities, available for sale                                   156,149,724         121,289,555
Loans receivable, net                                                       360,049,166         365,054,645
Loans held for sale                                                                  --             247,600
Mortgage backed securities, held to maturity                                 19,932,116          18,394,439
Mortgage backed securities, available for sale                              142,249,246         116,204,401
Premises and equipment, net                                                   9,055,391           9,226,887
Federal Home Loan Bank of Atlanta stock                                       3,417,000           3,304,900
Accrued interest receivable                                                   2,074,671           2,114,609
Prepaid and deferred income taxes                                             1,185,740           1,752,582
Bank Owned Life Insurance                                                    11,667,530                  --
Goodwill                                                                      2,294,327           2,294,327
Core deposit intangible                                                         394,000             421,000
Other assets                                                                  2,746,762           2,084,630
                                                                         --------------      --------------
Total assets                                                             $  730,777,363      $  668,197,849
                                                                         ==============      ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                               $  577,598,667      $  551,928,619
  Advances from the Federal Home Loan Bank of Atlanta                        48,717,841          32,267,861
  Trust Preferred Securities                                                         --          22,500,000
  Junior Subordinated Debentures                                             23,197,000                  --
  Advance payments by borrowers for taxes and insurance                       1,759,432             854,694
  Income taxes payable                                                          192,792             193,051
  Payables to disbursing agents                                                 351,194             136,352
  Accounts payable Trade Date Securities                                     30,937,277          13,998,307
  Dividends payable                                                             267,955             266,329
  Other liabilities                                                           1,931,911           1,284,720
                                                                         --------------      --------------
Total liabilities                                                           684,954,069         623,429,933
Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized,
   5,899,093 and 5,885,593
   shares issued and outstanding
   at March 31, 2004 and September 30, 2003)                                     58,991              58,856
  Additional paid-in capital                                                 20,843,890          20,652,137
  Obligation under Rabbi Trust                                                1,255,110           1,243,469
  Retained earnings (substantially restricted)                               25,426,747          25,556,888
  Accumulated Other Comperhensive Income/(Loss)  (net of taxes)                 119,652            (770,874)
  Employee Stock Ownership Plan                                                (684,596)           (776,060)
  Stock held by Rabbi Trust                                                  (1,196,500)         (1,196,500)
                                                                         ---------------     ---------------
  Total Stockholders' Equity                                                 45,823,294          44,767,916
                                                                         --------------      --------------
Total liabilities and Stockholders' Equity                               $  730,777,363      $  668,197,849
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                              Baltimore, Maryland
                              -------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                                  FOR SIX MONTHS ENDED              FOR THREE MONTHS ENDED
                                                                        MARCH 31,                          MARCH  31,
                                                              ------------------------------------------------------------
                                                                  2004              2003               2004         2003
                                                                --------          --------            ------       ------
Interest Income
---------------
  Interest and fees on loans                                  $11,064,268      $13,916,798      $  5,411,417     $6,909,015
  Interest on mortgage backed securities                        2,470,871        2,065,369         1,270,422      1,009,590
  Interest and dividends on investment securities               1,871,421        1,177,629           928,080        650,348
  Other interest income                                            63,653          176,609            50,086         85,463
                                                             ------------      -----------      -------------    ----------
Total interest income                                          15,470,213       17,336,405         7,660,005      8,654,416

Interest Expense
----------------
  Interest on deposits                                          6,699,360        7,240,322          3,328,188     3,564,559
  Interest on borrowings - short term                              72,753          110,654             28,550        53,679
  Interest on borrowings-long term                                554,434          539,617            293,907       264,844
  Other Interest Expense                                          529,323          340,434            261,635       161,708
                                                             ------------      -----------       ------------    ----------
Total interest expense                                          7,855,870        8,231,027          3,912,280     4,044,790
                                                             ------------      -----------       ------------    ----------

  Net interest income                                           7,614,343        9,105,378          3,747,725     4,609,626
  Provision for losses on loans                                   267,467          412,365             85,694       130,367
                                                             ------------      -----------       ------------    ----------
  Net interest income after provision
   for losses on loans                                           7,346,876        8,693,013          3,662,031     4,479,259

Other Income
------------
  Gain on repossessed assets                                       79,440               --              2,052            --
  Gain on Sale of Loans                                            41,800          271,358             17,798       204,373
  Fees and charges on loans                                       120,521          112,328             65,327        61,583
  Fees on transaction accounts                                    395,887          246,207            184,703       116,917
  Rental income                                                    60,744           60,322             28,940        23,275
  Gain from sale of investments                                     7,800           25,000             20,546            --
  Gain (loss) from sale of Mortgage Backed Securities               7,548          153,610                 --        83,600
  Income from Bank Owned Life Insurance                           242,530               --            120,928
  Miscellaneous income                                             17,373           82,985              7,788        36,308
                                                             ------------      -----------       ------------    ----------
  Net other income                                                973,643          951,810            448,082       526,056
Non-Interest Expenses
---------------------
  Salaries and related expense                                  4,295,874        4,096,378          2,120,265     1,958,787
  Occupancy expense                                               967,330          785,110            480,425       390,127
  Deposit insurance premiums                                      107,936          100,815             54,949        51,197
  Data processing expense                                         756,756          804,489            370,483       392,898
  Property and equipment expense                                  600,248          632,678            299,248       322,170
  Professional fees                                               118,949          137,046             53,846        78,870
  Advertising                                                     480,614          421,383            239,347       193,619
  Telephone, postage and office supplies                          300,454          324,768            154,330       170,118
  Other expenses                                                  228,481          352,254            152,960       189,354
                                                             ------------      -----------       ------------   -----------
Total non-interest expenses                                     7,856,642        7,654,921          3,925,853     3,747,140
                                                             ------------      -----------       ------------   -----------

Income before tax provision                                       463,877        1,989,902            184,260     1,258,175
Income tax provision                                               76,403          758,810             22,695       479,592
                                                             ------------      -----------       ------------   -----------
Net income                                                   $    387,474      $ 1,231,092       $    161,565   $   778,583
                                                             ============      ===========       ============   ===========

Basic earnings per share                                     $        .07      $       .22       $        .03   $       .14
                                                             ============      ===========       ============   ===========
Diluted earnings per share                                   $        .07      $       .21       $        .03   $       .14
                                                             ============      ===========       ============   ===========
Dividends per share                                          $        .25      $       .25       $       .125   $      .125
                                                             ============      ===========       ============   ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                   FOR SIX MONTHS ENDED
                                                                                          MARCH  31,
                                                                               ----------------------------
                                                                                 2004                2003
                                                                                 ----                ----
Net Income                                                                    $  387,474          $ 1,231,092
Other comprehensive income, net of tax:
 Unrealized net holding gains (losses) on
  available-for-sale portfolios, net of tax $566,546 and (100,951)               899,950             (161,449)
Reclassification adjustment for (gains) losses
  included in net income, net of tax $ (5,927) and (68,979)                       (9,421)            (109,631)
                                                                              ----------          -----------

Comprehensive income                                                          $1,278,003          $   960,012
                                                                              ==========          ===========

                                                                                   FOR THREE  MONTHS ENDED
                                                                                          MARCH  30,
                                                                               -------------------------------
                                                                                  2004                2003
                                                                                  ----                ----
Net Income                                                                     $  161,565            $ 778,583
Other comprehensive income, net of tax:
 Unrealized net holding gains on
  available-for-sale portfolios, net of tax $960,092 and (224,834)              1,528,704             (346,522)
Reclassification adjustment for gains
  included in net income, net of tax $(7,935) and (32,286)                        (12,611)             (51,314)
                                                                               ----------            ---------

Comprehensive income                                                           $1,677,658            $ 380,747
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                 FOR SIX MONTHS ENDED
                                                                                      MARCH  31,
                                                                           ------------------------------
                                                                             2004                  2003
                                                                           ----------          ----------
Operating Activities
--------------------
  Net Income                                                               $   387,474         $ 1,231,092
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                       (31,347)            (19,912)
    Dividends on Investment Securities                                        (549,289)           (440,103)
    Gain on sale of investments                                                 (7,800)            (25,000)
    Loans originated for sale                                               (3,201,800)         (8,682,343)
    Loans sold                                                               3,491,200           8,224,401
    Gain on sale of loans                                                      (41,800)           (271,358)
    Loan fees and costs deferred, net                                           16,423             135,692
    Amortization of deferred loan fees and cost, net                          (132,198)           (318,313)
    Provision for losses on loans                                              267,467             412,365
    Non-cash compensation under Stock-Based Benefit Plan                       170,290             118,401
    Amortization of premium on mortgage backed securities                      197,271             266,160
    Amortization of purchase premiums and discounts, net                       (40,254)           (413,873)
    Gain on sale of mortgaged backed securities                                 (7,548)           (153,610)
    Provision for depreciation                                                 470,083             486,220
    Gain on sale of repossessed assets                                         (79,440)                 --
    Income from bank owned life insurance                                     (242,530)                 --
    Decrease in accrued interest receivable                                     39,938             234,020
    Increase in prepaid income taxes                                             6,223             188,079
    Decrease in other assets                                                    34,868               1,439
    Decrease in accrued interest payable on deposits                           (17,652)            (24,505)
    (Decrease) increase in income taxes payable                                   (259)             85,226
    Increase in accounts payable Trade Date Securities                      16,938,970                  --
    Increase (decrease) in other liabilities and payables to
          disbursing agents                                                    862,033            (861,021)
    Increase in obligation under Rabbi-Trust                                    11,641              19,650
                                                                           -----------         -----------
        Net cash provided by operating activities                           18,541,964             192,707

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                   FOR SIX MONTHS ENDED
                                                                                        MARCH  31,
                                                                                2004               2003
                                                                            -----------        ------------
Cash Flows from Investing Activities
------------------------------------
    Purchase of Bank Owned Life Insurance                                  $ (11,425,000)      $          --
    Purchases of investment securities - available for sale                  (63,325,461)        (86,604,364)
    Proceeds from maturities of investment securities - available for sale    19,130,000          30,140,019
    Proceeds from sale of investment securities- available for sale           10,460,470           1,025,000
    Purchases of investment securities - held to maturity                     (2,497,875)                 --
    Proceeds from maturities of investment securities - held to maturity       1,500,000           2,500,000
    Longer term loans originated                                             (28,778,668)        (27,819,364)
    Principal collected on longer term loans                                  33,360,168          49,493,963
    Net increase (decrease) in short-term loans                                   74,789          (6,723,516)
    Principal collected on mortgage backed securities - available for sale    10,498,987          12,227,065
    Purchase of mortgage backed securities - available for sale              (37,262,973)        (44,398,220)
    Proceeds from sale of mortgaged backed securities- available for sale      1,447,365          13,962,697
    Purchase of mortgage backed securities- held to maturity                  (4,253,790)                 --
    Principal collected on mortgage backed securities - held to maturity       2,698,171          10,379,048
    Proceeds from sale of repossessed assets                                      79,440                  --
    Investment in premises and equipment                                        (298,587)           (572,588)
    (Purchase)/Redemption of Federal Home Loan Bank of Atlanta stock            (112,100)            269,400
                                                                           --------------      -------------
        Net cash used by investing activities                                (68,705,064)        (46,120,860)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                                  --            (390,799)
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                               10,085,878          17,744,654
    Net  increase in certificates of deposit                                  16,686,021          26,061,765
    Increase in Federal Home Loan Bank of Atlanta advances                    46,350,000                  --
    Repayment of Federal Home Loan Bank of Atlanta advances                  (29,800,000)         (1,000,000)
    Exercised Stock Options                                                      113,062                  --
    Increase in Dividends Payable                                                  1,626                  --
    Dividends paid on stock                                                     (517,615)           (518,729)
                                                                           -------------       -------------
        Net cash provided by financing activities                             42,918,972          41,896,891
                                                                           -------------       -------------

Increase in cash and cash equivalents                                         (7,244,128)         (4,031,262)
Cash and cash equivalents at beginning of period                              23,208,274          25,703,327
                                                                           -------------       -------------
Cash and cash equivalents at end of period                                 $  15,964,146       $  21,672,065
                                                                           =============       =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                        MARCH  31,
                                                                            --------------------------------
                                                                                2004                2003
                                                                            -----------         ------------
The following is a summary of cash and cash equivalents:
    Cash                                                                   $  12,114,215       $   7,518,668
    Interest bearing deposits in other banks                                   3,757,270           2,307,003
    Federal funds sold                                                           192,661          11,946,394
                                                                           -------------       -------------
    Balance of cash items reflected on Statement of
      Financial Condition                                                     16,064,146          21,772,065
        Less - certificate of deposit with an original maturity of
          more than ninety days                                                  100,000             100,000
                                                                           -------------       -------------

Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                $  15,964,146       $  21,672,065
                                                                           =============       =============

Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                               $   3,929,735       $   8,286,557
                                                                           =============       =============

    Income taxes                                                           $     162,000       $     826,700
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Principles of Consolidation
         ---------------------------

          BCSB Bankcorp, Inc. (the "Company") owns 100% Baltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. It's operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
          United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three and six months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 4 - Earnings Per Share
         ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three months ended March 31, 2004 and 2003 is as follows:

                                                                       For the Six Months Ended March 31,
                                                ------------------------------------------------------------------------------
                                                              2004                                   2003
                                                ------------------------------------------------------------------------------
                                                  Income     Shares         Per Share      Income       Shares      Per Share
         Basic EPS
         ---------
                                                $ 387,474   5,783,076       $     0.07   $ 1,231,092   5,720,840     $   0.22
         Effect of dilutive shares                     --      53,788               --            --      37,954           --
                                                ---------   ---------       ----------   -----------   ---------     --------
         Diluted EPS
         -----------                            $ 387,474   5,836,864       $     0.07   $ 1,231,092   5,758,794     $   0.21
                                                =========   =========       ==========   ===========   =========     ========

                                                                       For the Three Months Ended March 31,
                                                ------------------------------------------------------------------------------
                                                              2004                                   2003
                                                ------------------------------------------------------------------------------
                                                  Income     Shares         Per Share      Income       Shares      Per Share
         Basic EPS
         ---------
                                                $ 161,565   5,786,739       $     0.03   $   778,583   5,723,152     $    0.14
         Effect of dilutive shares                     --      60,788               --            --      42,168            --
                                                ---------   ---------       ----------   -----------   ---------     ---------

         Diluted EPS
         -----------
                                                $ 161,565   5,847,527       $     0.03   $   778,583   5,765,320     $    0.14
                                                =========   =========       ==========   ===========   =========     =========


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland
                               -------------------


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 5 - Regulatory Capital
         ------------------

     The following table sets forth the Bank's capital position at March 31, 2004.

                                                                                              TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                   FOR CAPITAL             PROMPT CORRECTIVE
                                             ACTUAL              ADEQUACY PURPOSES         ACTION PROVISIONS
                                    -----------------------   ------------------------  ------------------------
                                    ACTUAL           % OF     REQUIRED          % OF    REQUIRED          % OF
                                    AMOUNT           ASSETS   AMOUNT            ASSETS  AMOUNT            ASSETS
                                    ------           ------   --------          ------  --------          ------
                                                                 (unaudited)

Tangible (1)                     $ 53,108,521          7.43%  $10,725,753         1.50%     N/A             N/A
Tier 1 capital (2)                 53,108,521         15.81           N/A          N/A   20,149,200        6.00%
Core (1)                           53,108,521          7.43    28,602,009         4.00   35,752,511        5.00
Total  (2)                         55,177,907         16.43    26,865,600         8.00   33,582,000       10.00

------------
(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6 - Stock Option Plan
         -----------------

               Stock-Based Employee Compensation- At March 31, 2004 and 2003 the company has four stock-based employee compensation plans, which are described more fully in the 2003 Annual Report. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                         For the six months ended March  31,
                                                                               2004              2003
                                                                               ----              ----
                  Net Income, as reported                                   $ 387,474       $ 1,231,092
                  Add: Stock-based Compensation
                       Included in the determination of
                       Net income as reported, net of tax                     140,208            94,952
                  Deduct: Total stock-based compensation
                             Expense determined under fair value
                              Method for all awards, net of tax              (166,604)         (121,348)
                                                                              -------         ---------
                       Pro forma net income                                 $ 361,078       $ 1,204,696
                                                                              =======         =========
                       Earnings per share:

                       Basic-as reported                                        $ .07             $ .22
                                                                                  ===               ===
                       Basic-pro forma                                            .06               .21
                                                                                  ===               ===
                       Diluted-as reported                                        .07               .21
                                                                                  ===               ===
                       Diluted-proforma                                           .06               .21
                                                                                  ===               ===

Note7- Recent Accounting Pronouncements
       --------------------------------

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This
Interpretation provides guidance for the consolidation of variable interest entities (VIEs). BCSB Bankcorp Capital Trust I ("BCSB I"), and BCSB Capital Trust II ("BCSB II") qualify as variable interest entities under FIN 46. BCSB I and BCSB II issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. BCSB I and BCSB II hold, as there sole assets, subordinated debentures issued by the Company.

     FIN 46 required the Company to deconsolidate BCSB I and BCSB II from the consolidated financial statements as of March 31, 2004. There has been no restatement of prior periods for the adoption of FIN 46. The impact of this deconsolidation was to increase junior subordinated debentures by $23,197,000 and reduce trust preferred securities line item by $22,500,000 which had represented the trust preferred securities of the trust. The Company's equity interest in the trust subsidiary of $697,000, which had previously been eliminated in consolidation, is now reported in "Other assets" as of March 31, 2004. The deconsolidation had no effect on the bank's capital for regulatory reporting purposes. The adoption of FIN 46 did not have an impact on the Company's results of operations or liquidity.

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


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND SEPTEMBER 30, 2003

     During the six months ended March 31, 2004, the Company's assets increased by $62.6 million, or 9.4% from $668.2 million at September 30, 2003 to $730.8 million at March 31, 2004. Loans receivable, net decreased by $5.0 million, or 1.4%, from $365.0 million at September 30, 2003 to $360.0 million at March 31, 2004. The Company's mortgage-backed securities available for sale increased by $26.0 million, or 22.4%, from $116.2 million at September 30, 2003 to $142.2 million at March 31, 2004. The Company's mortgage-backed securities held to maturity increased by $1.5 million or 8.2% from $18.4 million at September 30, 2003 to $19.9 million at March 31, 2004. The Company's investment portfolio available for sale increased $34.9 million or 28.7%, from $121.3 million at September 30, 2003 to $156.1 million at March 31, 2004. The Company's investment portfolio held to maturity increased by $1.0 million or 39.9% from $2.5 million at September 30, 2003 to $3.5 million at March 31, 2004. During the six months ended March 31, 2004 the Company purchased $11.5 million of bank owned life insurance. The preceeding was accomplished in an effort to reduce interest rate risk in the balance sheet. Management was reluctant to make long term low rate loans in the low interest rate environment that prevailed during the six month period ended March 31, 2004. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $25.7 million, or 4.7%, from $551.9 million at September 30, 2003 to $577.6 million at March 31, 2004. The increase in deposits was achieved through normal marketing efforts. Advances from the Federal Home Loan Bank of Atlanta increased by $16.4 million, or 51.0% from $32.3 million at March 31, 2003 to $48.7 million at March 31, 2004. The funds were used to purchase securities. Accounts Payable Trade Date Securities increased by $16.9 million or 121.0% from $13.9 million at March 31, 2003 to $30.9 million at March 31, 2004. Trade Date Securities are commitments to settle security purchases in the near future.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

     Net Income. Net income decreased by $844,000, or 68.5%, from $1.2 million for the six months ended March 31, 2003 to $387,000 for the six months ended March 31, 2004. The decrease in net income was primarily attributable to decreased net interest income of $1.5 million. This was partially offset by decreases in the provision for loan losses and income taxes and an increase in other income due to the Bank Owned Life Insurance.

     Net Interest Income. Net interest income was $7.6 million for the six months ended March 31, 2004, compared to $9.1 million for the six months ended March 31, 2003, representing a decrease of $1.5 million, or 16.4%. The decrease was primarily due to the decrease in the average rate on interest earning-assets. The average rate on interest-earning assets decreased by 100 basis points from 6.08% for the six months ended March 31, 2003 to 5.08% for the six months ended March 31, 2004. Due to declining interest rates and loans re-pricing faster than deposits the interest rate spread decreased 56 basis points from 3.10% for the six months ended March 31, 2003 to 2.54% for the six months ended March 31, 2004.

     Interest Income. Interest income decreased by $1.9 million, or 10.8% from $17.3 million for the six months ended March 31, 2003 to $15.5 million for the six months ended March 31, 2004. Interest and fees on loans decreased by $2.8 million, or 20.1%, from $13.9 million for the six months ended March 31, 2003 to $11.1 million for the six months ended March 31, 2004. This was primarily due to a decrease in the average yield on loans of 95 basis points from 7.12% at March 31, 2003 to 6.17% at March 31, 2004, and a $31.9 million decrease in the average balance of loans receivable from $390.7 million at March 31, 2003 to $358.8 million at March 31, 2004. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $406,000 or 19.7% from $2.0 million for the six months ended March 31,2003 to $2.5 million for the six months ended March 31,2004. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $92.2 million at March 31, 2003 to $121.4 million at March 31,2004. Interest and dividends on investment securities increased by $694,000 or 58.9% from $1.2 million for the six months ended March 31 ,2003 to $1.9 million for the six months ended March 31,2004. This was primarily due to an increase in the average balance of investments of $57.7 million, or 89.6% from $62.3 million for the six months ended March 31, 2003 to $120.0 million for the six months ended March 31, 2004. The increase in the average balance more than offset a decrease in the average yield on investments from 3.78% for the six months ended March 31, 2003 to 3.12% for the six months ended March 31, 2004.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $8.2 million for the six months ended March 31, 2003 to $7.8 million for the six months ended March 31,2004 a change of $375,000 or 4.6%. Interest on deposits decreased $541,000 due to a decrease in the average yield on deposits of 43 basis points from 2.82% for the six months ended March 31, 2003 to 2.39% for the six months ended March 31, 2004. This was partially offset by an increase in the average balance of deposits of $47.0 million, or 9.2% from $513.4 million at March 31, 2003 to $560.4 million at March 31, 2004. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings decreased by $38,000 for the six months ended March 31, 2004 and interest on long-term borrowings increased by $15,000. This increase was primarily due to an increase of $8.3 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the six months ended March 31,2004. Also contributing to interest expense was interest on the Trust Preferred Securities which was $529,000 for the six month period ending March 31, 2004.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2004, and March 31, 2003. Total average assets are computed using month-end balances.

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

                                                                     Six Months Ended March 31
                                               -----------------------------------------------------------------------------
                                                              2004                                     2003
                                               -----------------------------------     -------------------------------------
                                                Average                   Average        Average                     Average
                                                Balance      Interest      Rate          Balance     Interest         Rate
                                               ---------    ---------    --------      ----------    --------        ------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 358,834    $  11,064        6.17%     $  390,781    $ 13,917         7.12%
   Mortgage-backed securities...............     121,436        2,471        4.07          92,200       2,065         4.48
   Investment securities....................     119,998        1,871        3.12          62,302       1,178         3.78
   Other Investments........................      10,479           64        1.22          25,355         176         1.39
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     610,747       15,470        5.07         570,638      17,336         6.08
Noninterest-earning assets..................      61,795                                   35,647
                                               ---------                               ----------
       Total assets.........................   $ 672,542                               $  606,285
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 560,402        6,699        2.39         513,371       7,240         2.82
   FHLB Advances............................      33,929          627        3.70          25,667         650         5.06
   Jr. Sub. Debt/Trust Preferred Securities.      22,500          529        4.70          12,500         340         5.44
   Other liabilities........................       1,198            0        0.00           1,548           1         0.13
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     618,029        7,855        2.54         553,086       8,231         2.98
                                                            ---------    --------                    --------       ------
Noninterest-bearing liabilities.............       9,769                                    8,040
                                               ---------                               ----------
       Total liabilities....................     627,798                                  561,126
Stockholders' equity .......................      44,744                                   45,159
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 672,542                               $  606,285
                                               =========                               ==========

Net interest income.........................                $   7,615                                $  9,105
                                                            =========                                ========
Interest rate spread........................                                 2.52%                                    3.10%
                                                                          =======
Net interest margin.........................                                 2.49%                                    3.19%
                                                                          =======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                                98.82%                                  103.17%
                                                                          =======                                   ======

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


                                                           For Six Months  Ended March 31,
                                                ---------------------------------------------------
                                                        2004              vs.             2003
                                                ---------------------------------------------------
                                                                  Increase (Decrease)
                                                                        Due to
                                                ---------------------------------------------------
                                                                                Rate/
                                                Volume         Rate            Volume        Total
                                                ------         ----            ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $ (1,130)      $ (1,876)      $    153    $ (2,853)
  Mortgage-backed securities................        661           (194)           (61)        406
  Investment securities and
      FHLB Stock............................      1,089           (206)          (190)        693
  Other interest-earning assets.............       (104)           (20)            12        (112)
                                               --------       --------       --------    --------
    Total interest-earning assets...........        516         (2,296)           (86)      1,866

Interest expense:
  Deposits..................................        663         (1,103)          (101)       (541)
  FHLB advances.............................        210           (176)           (57)        (23)
  Trust Preferred Securities................        272            (46)           (37)        189
  Other liabilities.........................          0             (1)             0          (1)
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      1,145         (1,326)          (195)       (376)
                                               --------       --------       --------    --------

Change in net interest income...............   $   (659)      $   (957)      $    126    $ (1,490)
                                               ========       ========       ========    ========

     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $267,000 for the six months ended March 31, 2004, as compared to $412,000 for the six months ended March 31, 2003, representing a decrease of $145,000. This decrease was partially attributable to the decrease in the average balance of loans of $31.9 million, or 8.2% from $390.8 million to $358.8 million. Loan chargeoffs for the six months ended March 31, 2004 were $682,000 as compared to $616,000 for the six months ended March 31, 2003 an increase of $66,000 Loan charge offs increased due to adverse economic conditions. Loan recoveries were $156,000 for the six months ended March 31, 2004 compared to $157,000 for the six months ended March 31, 2003. Non performing loans at March 31, 2004 were $1.0 million as compared to $750,000 at March 31, 2003. The total loss allowance allocated to domestic loans is $2.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income increased by $22,000, or 2.3% from $952,000 for the six months ended March 31, 2003 to $974,000 for the six months ended March 31, 2004. The increase in other income for the six months ended March 31, 2004 was primarily attributable to an increase in income from the Bank Owned Life Insurance of $243,000 from $0 for the six months ended March 31, 2003 to $243,000 for the six months ended March 31, 2004. Fees on transaction accounts also increased by $150,000 for the six months ended March 31, 2004, due to an increase in the volume of transaction accounts. These increases were partially offset by a decrease in gains on the sale of loans of $229,000, from $42,000 for the six months ended March 31, 2004 compared to $271,000 for the six months ended

March 31, 2003. There was also a decrease in the gain on the sale of Mortgaged Backed Securities of $146,000, from $154,000 for the six months ended March 31, 2003 to $8,000 for the six months ended March 31, 2004. Gain on the sale of investments also decreased $17,000, from $25,000 for the six months ended March 31, 2003 to $8,000 for the six months ended March 31, 2004.

     Non-interest Expenses. Total non-interest expenses increased by $202,000, or 2.6%, from $7.7 million for the six months ended March 31, 2003 to $7.9 million for the six months ended March 31, 2004. The increase in non-interest expenses was due to increases in salaries and related expenses of $200,000, or 4.9%. Occupancy expense also increased by $182,000, from $785,000 for the six months ended March 31, 2003 to $967,000 for the six months ended March 31, 2004. Advertising expense also increased by $60,000 or 14.3%, from $421,000 for the six months ended March 31, 2003 to $481,000 for the six months ended March 31, 2004. These increases were partially offset by decreases in data processing expenses, property plant and equipment expense and professional fees. Data processing expense decreased by $47,000 or 5.8% from $804,000 for the six months ended March 31, 2003 to $757,000 for the six months ended March 31, 2004. Property plant and equipment expense decreased by $33,000, or 5.2% from $633,000 for the six months ended March 31, 2003 to $600,000 for the six months ended March 31, 2004. Professional fees decreased by $18,000 or 13.2% from $137,000 for the six months ended March 31, 2003 to $119,000 for the six months ended March 31, 2004.

     Income Taxes. The Company's income tax expense was $76,000 and $759,000 for the six months ended March 31, 2004 and 2003, respectively. The Company's effective tax rates were 16.5% and 38.1% for the six months ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily attributable to the Bank's earning non -taxable income from the Bank Owned Life Insurance.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

     Net Income. Net income decreased by $617,000, or 79.2%, from $779,000 for the three months ended March 31, 2003 to $162,000 for the three months ended
March 31, 2004. The decrease in net income was primarily attributable to decreased net interest income of $862,000. This was partially offset by a decrease in the provision for loan losses and income taxes and an increase in other income due to the Bank Owned Life Insurance.

     Net Interest Income. Net interest income was $3.7 million for the three months ended March 31, 2004, compared to $4.6 million for the three months ended March 31, 2003, representing a decrease of $862,000, or 18.7%. The decrease was primarily due to the decrease in the average rate on interest earning-assets. The average rate on interest-earning assets decreased by 112 basis points from, 6.01% for the three months ended March 31, 2003 to 4.89% for the three months ended March 31, 2004. Due to declining interest rates and loans re-pricing faster than deposits, the interest rate spread decreased 75 basis points from, 3.13% for the three months ended March 31, 2004 to 2.38% for the three months ended March 31, 2004.

     Interest Income. Interest income decreased by $994,000, or 11.5% from $8.7 million for the three months ended March 31, 2003 to $7.7 million for the three months ended March 31, 2004. Interest and fees on loans decreased by $1.5 million, or 21.7%, from $6.9 million for the three months ended March 31, 2003 to $5.4 million for the three months ended March 31, 2004. This was primarily due to a decrease in the average yield on loans of 101 basis points from 7.09% for the three months ended March 31, 2003 to 6.08% for the three months ended March 31, 2004, and a $33.7 million decrease in the average balance of loans receivable from $389.7 million at March 31, 2003 to $356.1 million at March 31, 2004. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and the management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $260,000 or 25.8% from $1.0 million for the three months ended March 31, 2003 to $1.3 million for the three months ended March 31, 2004. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $91.6 million at March 31, 2003 to $134.7 million at March 31, 2004. Interest and dividends on investment securities increased by $278,000 or 42.8% from $650,000 million for the three months ended March 31, 2003 to $928,000 million for the three months ended March 31, 2004. This was primarily due to an increase in the average balance of investments of $48.2 million from, $68.5 million at March 31, 2003 to $116.7 million at March 31, 2004. The increase in the average balance more than offset a decrease of 72 basis points in the average yield on investments from, 3.80 % for the three months ended March 31, 2003 to 3.08% for the three months ended March 31, 2004.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $4.0 million for the three months ended March 31, 2003 to $3.9 million for the three months ended March 31, 2004 a change of $133,000 or 3.3%. Interest on deposits decreased $237,000 due to a decrease in the average yield on deposits of 38 basis points from 2.73% at March 31, 2003 to 2.35% at March 31, 2004. This was partially offset by an increase in the average volume of deposits of $43.1 million from $522.5 million at March 31, 2003 to $565.6 million at March 31, 2004. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings decreased by $25,000 for the three months ended March 31, 2004, and interest on long-term borrowings increased by $29,000 for the three months ended March 31, 2004. The increase in interest on long-term borrowings was primarily due to an increase in the average balance of long-term borrowings of $8.0 million, or 31.3%. This decrease in interest on short-term borrowings was primarily due to a decrease of 113 basis points in the average yield paid on advances from the Federal Home Loan Bank of Atlanta during the three months ended March 31, 2004. Also contributing to interest expense was interest on the Junior Subordinated Debenture/Trust Preferred Securities which was $261,000 for the three month period ending March 31, 2004, compared to $162,000 for the three month period ending March 31, 2003.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2004 and 2003. Total average assets are computed using month-end balances.

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

                                                                    THREE MONTHS ENDED MARCH  31
                                               ----------------------------------------------------------------------------
                                                             2004                                    2003
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 356,069    $   5,411        6.08%     $  389,739    $  6,909         7.09%
   Mortgage-backed securities...............     134,722        1,271        3.77          91,604       1,010         4.41
   Investment securities....................     120,420          928        2.99          68,509         650         3.80
   Other Investments........................      17,157           50        1.17          26,374          85         1.29
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     628,368        7,660        4.86         576,226       8,654         6.01
Noninterest-earning assets..................      54,809                                   40,798
                                               ---------                               ----------
       Total assets.........................   $ 683,177                               $  617,024
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 565,611        3,328        2.35         522,503       3,565         2.73
   FHLB Advances............................      33,599          322        3.83          25,583         317         4.96
   Jr. Sub. Debt/Trust Preferred Securities.      22,500          262        4.66          12,500         162         5.18
   Other liabilities........................       1,302            0        0.00           1,660           1         0.24
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     623,012        3,912        2.51         562,246       4,045         2.88
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............      14,790                                    9,947
                                               ---------                               ----------
       Total liabilities....................     637,802                                  572,193
Stockholders' equity .......................      45,375                                   44,831
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 683,177                               $  617,024
                                               =========                               ==========

Net interest income.........................                $   3,748                                $  4,609
                                                            =========                                ========
Interest rate spread........................                                 2.35%                                    3.13%
                                                                          =======                                   ======
Net interest margin.........................                                 2.37%                                    3.20%
                                                                          =======                                   ======
Ratio average interest earning assets/
    interest bearing liabilities............                               100.86%                                  102.49%
                                                                          =======                                   ======

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


                                                           For Three Months  Ended March  31,
                                                -----------------------------------------------------
                                                        2004           vs.              2003
                                                ----------------------------------------------------
                                                              Increase (Decrease)
                                                                    Due to
                                                ----------------------------------------------------
                                                                                Rate/
                                                Volume         Rate            Volume        Total
                                                ------         ----            ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $   (621)      $   (961)      $     84    $ (1,498)
  Mortgage-backed securities................        477           (147)           (69)        261
  Investment securities and
      FHLB Stock............................        488           (135)          (104)        249
  Other interest-earning assets.............        (30)            (8)             3         (35)
                                               --------       --------       --------    --------
    Total interest-earning assets...........        314         (1,251)           (86)     (1,023)

Interest expense:
  Deposits..................................        294           (491)           (40)       (237)
  FHLB advances.............................         99            (72)           (22)          5
  Jr. Sub. Debt./ Trust Preferred Securities        132            (18)           (14)        100
  Other liabilities.........................          0             (1)             0          (1)
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................        525           (582)           (76)       (133)
                                               --------       --------       --------    --------

Change in net interest income...............   $   (242)      $   (655)      $      7    $   (890)
                                               ========       ========       ========    ========


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $86,000 for the three months ended March 31, 2004, as compared to $130,000 for the three months ended March 31, 2003, representing a decrease of $44,000. The decrease was partially attributable to the decrease in the average balance of loans of $33.7 million or 8.6% from $389.7 million at March 31, 2003 to $356.0 million at March 31, 2003. Loan chargeoffs for the three months ended March 31, 2004 were $353,000 as compared to $373,000 for the three months ended March 31, 2003 a decrease of $20,000. Loan chargeoffs decreased due to improving economic conditions. Loan recoveries were $130,000 for the three months ended March 31, 2004 compared to $54,000 for the three months ended March 31, 2003. Non performing loans at March 31, 2004 were $1.0 million as compared to $750,000 at March 31, 2003. The total loss allowance allocated to domestic loans is $2.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

     Other Income. Other income decreased by $78,000, or 14.8% from $526,000 for the three months ended March 31, 2003 to $448,000 for the three months ended March 31, 2004. The decrease in other income for the three months ended March 31, 2004 was primarily attributable to a decrease of $187,000 in the gain on sale of loans from $204,000 for the three months ended March 31, 2003 to $18,000 for the three months ended March 31, 2004. This was partially offset by an increase in the cash surrender value of bank owned life insurance of $121,000 for the three months ended March 31, 2004, compared to $0 for the three months ended March 31, 2003. There was also a gain on the sale of repossessed assets of $2,000 for the three months ended

March 31, 2004 compared to $0, for the three months ended March 31, 2003. Fees on transaction accounts also increased $68,000 from $117,000 for the three months ended March 31, 2003 to $185,000 for the three months ended March 31, 2004. Fees on transaction accounts increased due to the increase in the volume of transaction accounts. There was also an increase in the gain on the sale of investments of $20,000 for the three months ended March 31, 2004. These gains were partially offset by a decrease in gain on the sale of mortgage backed securities of $84,000 for the three months ended March 31, 2004 from $84,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. These securities were sold in an effort to mitigate interest rate risk.

     Non-interest Expenses. Total non-interest expenses increased by $179,000 for the three months ended March 31, 2004, from $3.7 million for the three months ended March 31, 2003 to $3.9 million for the three months ended March 31, 2004. The Company experienced increases of $161,000 in salaries and related expenses for the three months ended March 31, 2004, from $2.0 million for the three months ended March 31, 2003 to $2.1 million for the three months ended March 31, 2004. Occupancy expense also increased by $90,000, from $390,000 for the three months ended March 31, 2003 to $480,000 for the three months ended March 31, 2004. These increases were partially offset by a decrease in data processing expense of $23,000, from $393,000 for the three months ended March 31, 2003 to $370,000 for the three months ended March 31, 2004. Other expenses also decreased by $36,000 for the three months ended March 31, 2004, from $189,000 for the three months ended March 31, 2003 to $153,000 for the three months ended March 31, 2004.


     Income Taxes. The Company's income tax expense was $23,000 and $480,000 for the three months ended March 31, 2004 and 2003, respectively. The Company's effective tax rates were 12.3% and 38.1% for the three months ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily attributable to the Bank's earning non-taxable income from the Bank Owned Life Insurance.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:


                                                                       March 31, 2004   September 30, 2003
                                                                       --------------   ------------------
                                                                              (dollars in thousands)

         Commitments to originate new loans                           $    19,080                $    10,600
         Commitments to originate new loans held for sale                      --                         --
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                   19,918                     20,400
         Commercial letters of credit                                         419                        419
         Commitments to sell loans held for sale                               --                         --

The Company does not have any unconsolidated special purpose entities or other similar forms of off-balance sheet financing arrangements.

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 20 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004

                                                                   Payments due by period
                                                                   ----------------------
                                                                   (Dollars in thousands)
                                       Less than
                                         1 year               1-3 years         4-5 years        Over 5 years        Total
                                    -----------------         ---------         ---------        ------------        -----

Time Deposits                        $    194,755              115,757            81,572              --             392,084
Long-term borrowings                       29,800                   --             6,000          12,000              47,800
Junior Subordinated Debenture                  --                   --                --          23,197              23,197
Lease obligations                             904                2,687             1,264           5,073               9,928
                                     ------------              -------            ------          ------             -------
Total contractual cash
    obligations                      $    225,459              118,444            88,836          40,270             473,009
                                     ============              =======            ======          ======             =======


ASSET QUALITY

     At March 31, 2004, the Company had approximately $1.2 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .16% of total assets. At September 30, 2003, non-performing assets were $583 000 or .04% of total assets. The Bank's net charge-offs for the three months ended March 31, 2004 were $353,000. The Bank's allowance for loan losses was $2.4 million at March 31, 2004 and $2.7 million at September 30, 2003.

     The following table presents an analysis of the Company's non-performing assets:

                                                           At                      At
                                                        March 31,             September 30,
                                                          2004                    2003
                                                          ----                    ----
Nonperforming loans:
Nonaccrual loans                                      $   1,045                 $   300
Loans 90 days past due and accruing                          --                      --
Restructured loans                                           --                      --
                                                      ---------                 -------
Total nonperforming loans                                 1,045                     300
Other non-performing assets                                 184                     283
                                                      ---------                 -------
Total nonperforming assets                            $   1,229                 $   583
                                                      =========                 =======
Nonperforming loans to loans receivable, net                .29%                    .08%
Nonperforming assets as a percentage
 of loans and other real estate owned                       .34%                    .08%
Nonperforming assets to total assets                        .16%                    .04%

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                            For the Six Months Ended
                                                                    March  31,
                                                               2004           2003
                                                               ----           ----
Balance at beginning of period...................           $   2,698       $  2,199
                                                            ---------       --------

Loans charged-off:
  Real estate mortgage:
    Single-family residential....................                  --             --
    Multi-family residential.....................                  --             --
    Commercial...................................                  --             --
   Construction..................................                  --             --
  Commercial loans...............................                  --             --
  Consumer.......................................                 682            616
                                                             --------         ------
Total charge-offs................................                 682            616

Recoveries:
  Real estate mortgage:
    Single-family residential....................                  --             --
Multi-family residential.........................                  --             --
    Commercial...................................                  --             --
    Construction.................................                  --             --
Commercial loans secured.........................                  --             --
  Consumer.......................................                 156            157
                                                             --------         ------
Total recoveries.................................                 156            157
                                                             --------         ------
Net loans charged off............................                (526)          (459)
Provision for loan  losses.......................                 267            412
                                                             --------         ------
Balance at end of period.........................            $  2,439         $2,152
                                                             ========         ======

Ratio of net charge-offs to average
  loans outstanding during the period............                 .14%           .12%
                                                             ========         ======


     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At March 31, 2004, the Company had $1.2 million in classified assets, consisting of $1.0 million in substandard and loss loans, and $ 184,000 in other repossessed assets. At September 30, 2003, the Company had $583,000 in substandard assets, consisting of $300,000 in loans, and $283,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At March 31, 2004, the Company has identified approximately $1.9 million in assets classified as special mention.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2004 and 2003, the Company had $28.8 million and $27.8 million, respectively, of loan originations. During the six months ended March 31, 2004 and 2003, the Company purchased investment securities in the amounts of $65.8 million and $86.6 million, respectively, and mortgage-backed securities in the amounts of $41.5 million and $44.4 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of March was approximately 44.9%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2004, cash, interest-bearing deposits in other banks and federal funds sold were $12.1 million, $3.8.million and $193,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2004 totaled $194.7 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2004, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $419,000, $19.9 million and $19.1 million respectively.

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

PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     None.

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company's Annual Meeting of Stockholders was held on February 11, 2004 5,606,837 shares representing 95.2% of the total outstanding shares of the Company's common stock were represented at the Annual Meeting in person or by proxy.

     Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                                     Votes in Favor
         Nominee                                     of Election                Votes Withheld
         -------                                     --------------             --------------
         H. Adrian Cox                               5,582,911                          23,926
         William M. Loughran.                        5,553,387                          53,450
         John J. Panzer Jr.                          5,582,961                          23,876

     There were 0 broker nonvotes on the matter.

          In addition, stockholders voted in favor of the ratification of the appointment of Beard Miller Company LLP as independent auditors of the Company for the fiscal year ending September 30, 2004. 5,582,596 votes were cast in favor of the proposal to ratify the appointment of auditors, 9,183 votes were cast against the proposal, and 15,057 votes abstained. There were 0 broker non-votes on the matter.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     The following exhibits are filed herewith:

        Exhibit
        Number          Title
        ------          -----

         3.2        Bylaws of BCSB Bankcorp Inc.

        31.1        Rule 13a-14(a) Certification of Chief Executive Officer

        31.2        Rule 13a-14(a) Certification of Chief Financial Officer

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

     The following current reports on Form 8-K were filed during the quarter ended March 31, 2004:

       (b)     Form 8-K

               On January 6, 2004 the Company filed a Current Report on Form 8-K reporting under Item 4. A change in registrant's certified accountant, Beard Miller Company LLP, who acquired the Company's former certified accountant Anderson Associates, LLP.

               On February 12, 2004 the Company filed a Current Report on Form 8-K reporting under Item 7 and Item 12.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BCSB BANKCORP, INC.



Date: May 12, 2004                     /s/ Gary C. Loraditch
                                       -----------------------------------
                                       Gary C. Loraditch
                                       President
                                       (Principal Executive Officer)


Date: May 12, 2004                     /s/ Bonnie M. Klein
                                       -----------------------------------
                                       Bonnie M. Klein
                                       Vice President and Treasurer
                                       (Principal Financial and Accounting
                                        Officer)