Form 10-Q
period 2004-06-30
BCSB BANKCORP INC
filed 2004-08-13
CIK 1052101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)


  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                                 (410) 256-5000
                           ---------------------------
                 Issuer's Telephone Number, Including Area Code)

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

     As of August 11, 2004, the issuer had 5,899,173 shares of Common Stock issued and outstanding.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
                  June 30, 2004 (unaudited) and September 30, 2003................................................2

         Consolidated Statements of Operations for the Nine Months and Three Months Ended
                  June 30, 2004 and 2003  (unaudited).............................................................3

         Consolidated Statements of Comprehensive Income for the Nine Months and Three Months Ended
                  June 30, 2004 and 2003 (unaudited)............................................................. 4

         Consolidated Statements of Cash Flows for the Nine Months Ended
                  June 30, 2004 and 2003 (unaudited)............................................................. 5

     Notes to Consolidated Financial Statements...................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................25

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

Item 3.  Defaults Upon Senior Securities.........................................................................26

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................26

Item 5.  Other Information.......................................................................................26

Item 6.  Exhibits and Reports on Form 8-K........................................................................26


SIGNATURES.......................................................................................................27

CERTIFICATIONS...................................................................................................28


                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                              JUNE 30,      SEPTEMBER 30,
                                                                                                2004             2003
                                                                                           -------------    -------------
                                                                                            (Unaudited)
                                      Assets
                                      ------
Cash                                                                                       $  13,870,244    $  11,032,415
Interest bearing deposits in other banks                                                       2,545,144       11,288,223
Federal funds sold                                                                               192,640          987,636
Investment securities, held to maturity                                                        2,497,510        2,500,000
Investment securities, available for sale                                                    162,373,479      121,289,555
Loans receivable, net                                                                        366,546,933      365,054,645
Loans held for sale                                                                                   --          247,600
Mortgage backed securities, held to maturity                                                  21,111,695       18,394,439
Mortgage backed securities, available for sale                                               142,937,352      116,204,401
Premises and equipment, net                                                                    8,900,515        9,226,887
Federal Home Loan Bank of Atlanta stock                                                        4,905,000        3,304,900
Accrued interest receivable                                                                    2,468,468        2,114,609
Prepaid and deferred income taxes                                                              4,610,003        1,752,582
Bank Owned Life Insurance                                                                     11,784,083               --
Goodwill                                                                                       2,294,327        2,294,327
Core deposit intangible                                                                          379,000          421,000
Other assets                                                                                   2,540,255        2,084,630
                                                                                           -------------    -------------
Total assets                                                                               $ 749,956,648    $ 668,197,849
                                                                                           =============    =============
                Liabilities and Stockholders' Equity
                ------------------------------------
Liabilities
-----------
  Deposits                                                                                 $ 582,002,199    $ 551,928,619
  Advances from the Federal Home Loan Bank of Atlanta                                         98,817,477       32,267,861
  Trust Preferred Securities                                                                          --       22,500,000
  Junior Subordinated Debentures                                                              23,197,000               --
  Advance payments by borrowers for taxes and insurance                                        2,662,941          854,694
  Income taxes payable                                                                           164,686          193,051
  Payables to disbursing agents                                                                  566,996          136,352
  Accounts payable Trade Date Securities                                                              --       13,998,307
  Dividends payable                                                                              267,954          266,329
  Other liabilities                                                                            1,950,197        1,284,720
                                                                                           -------------    -------------
Total liabilities                                                                            709,629,450      623,429,933
Commitments and contingencies
Stockholders' Equity
--------------------
  Common stock (Par value $.01 - 13,500,000 authorized, 5,899,093 and 5,885,593 shares issued and outstanding
   at June 30, 2004 and September 30, 2003)                                                       58,991           58,856
  Additional paid-in capital                                                                  20,875,268       20,652,137
  Obligation under Rabbi Trust                                                                 1,258,752        1,243,469
  Retained earnings (substantially restricted)                                                25,400,915       25,556,888
  Accumulated Other Comperhensive Income/(Loss)  (net of taxes)                               (5,431,364)        (770,874)
  Employee Stock Ownership Plan                                                                 (638,864)        (776,060)
  Stock held by Rabbi Trust                                                                   (1,196,500)      (1,196,500)
                                                                                           -------------    -------------
  Total Stockholders' Equity                                                                  40,327,198       44,767,916
                                                                                           -------------    -------------
Total liabilities and Stockholders' Equity                                                 $ 749,956,648    $ 668,197,849
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                                                        FOR NINE MONTHS ENDED         FOR THREE MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     --------------------------      -----------------------
                                                       2004              2003         2004             2003
                                                     --------          --------      ------           ------
Interest Income
---------------
  Interest and fees on loans                         $16,529,243     $20,157,718    $ 5,464,975    $  6,240,920
  Interest on mortgage backed securities               3,972,045       3,061,049      1,501,174         995,680
  Interest and dividends on investment securities      3,161,591       2,043,325      1,290,170         865,696
  Other interest income                                   82,588         267,263         18,935          90,654
                                                     -----------     -----------    -----------    ------------
Total interest income                                 23,745,467      25,529,355      8,275,254       8,192,950

Interest Expense
----------------
  Interest on deposits                                10,098,875      10,770,764      3,399,515       3,530,442
  Interest on borrowings - short term                    291,563         162,643        218,810          51,989
  Interest on borrowings-long term                       816,184         791,249        261,750         251,632
  Other Interest Expense                                 794,407         501,285        265,084         160,851
                                                     -----------     -----------    -----------    ------------
Total interest expense                                12,001,029      12,225,941      4,145,159       3,994,914
                                                     -----------     -----------    -----------    ------------

  Net interest income                                 11,744,438      13,303,414      4,130,095       4,198,036
  Provision for losses on loans                          356,046       1,198,713         88,579         786,348
                                                     -----------     -----------    -----------    ------------
  Net interest income after provision
  for losses on loans                                 11,388,392      12,104,701      4,041,516       3,411,688

Other Income
------------
  Loss on sale of  repossessed assets                    (44,425)             --       (123,865)             --
  Gain on Sale of Loans                                   41,800         340,109             --          68,751
  Fees and charges on loans                              174,594         165,547         54,073          53,219
  Fees on transaction accounts                           568,325         379,349        172,438         133,142
  Rental income                                           88,867          93,321         28,123          32,999
  Gain from sale of investments                           11,409          40,652          3,609          15,652
  Gain on sale of Mortgage Backed Securities               7,548         232,900             --          79,290
  Income from Bank Owned Life Insurance                  359,083              --        116,553              --
  Miscellaneous income                                    34,496          92,423         17,123           9,438
                                                     -----------     -----------    -----------    ------------
  Net other income                                     1,241,697       1,344,301        268,054         392,491
Non-Interest Expenses
---------------------
Salaries and related expense                           6,583,619       6,268,066      2,287,745       2,171,688
Occupancy expense                                      1,385,013       1,204,969        417,683         419,859
Deposit insurance premiums                               163,095         151,811         55,159          50,996
Data processing expense                                1,145,357       1,140,083        388,601         335,594
Equipment expense                                        888,747         973,579        288,499         340,901
Professional fees                                        167,749         186,127         48,800          49,081
Advertising                                              688,895         598,271        208,281         176,888
Telephone, postage and office supplies                   443,627         488,030        143,173         163,262
Other expenses                                           405,962         415,319        177,481          63,065
                                                     -----------     -----------    -----------    ------------
Total non-interest expenses                           11,872,064      11,426,255      4,015,422       3,771,334
                                                     -----------     -----------    -----------    ------------

Income before tax provision                              758,025       2,022,747        294,148          32,845
Income tax provision                                     137,513         769,810         61,110          11,000
                                                     -----------     -----------    -----------    ------------
Net income                                           $   620,512     $ 1,252,937    $   233,038    $     21,845
                                                     ===========     ===========    ===========    ============

Basic earnings per share                             $       .11     $       .22    $       .04    $         --
                                                     ===========     ===========    ===========    ============
Diluted earnings per share                           $       .11     $       .22    $       .04    $         --
                                                     ===========     ===========    ===========    ============
Dividends per share                                  $       .25     $       .25    $      .125    $       .125
                                                     ===========     ===========    ===========    ============

The accompanying notes to the consolidated financial statements are an integral part of these statements

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
             ------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                                                      FOR NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   --------------------------
                                                                                       2004           2003
                                                                                   -----------    -----------
Net Income                                                                         $   620,512    $ 1,252,937
Other comprehensive (loss) income, net of tax:
 Unrealized net holding (losses) gains on
  available-for-sale portfolios, net of tax $(2,921,512) and 129,621                (4,648,854)       203,410
Reclassification adjustment for gains
  included in net income, net of tax $ (7,321) and (105,646)                           (11,636)      (167,906)
                                                                                   -----------    -----------

Comprehensive (loss) income                                                        $(4,039,978)   $ 1,288,441
                                                                                   ===========    ===========


                                                                                       FOR THREE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     --------------------------
                                                                                         2004           2003
                                                                                     -----------    -----------

Net Income                                                                           $   233,038       $ 21,845
Other comprehensive (loss) income, net of tax:
 Unrealized net holding (losses) gains on
  available-for-sale portfolios, net of tax $(3,489,452) and 229,657                  (5,548,801)       364,859
Reclassification adjustment for gains
  included in net income, net of tax $(1,394) and (36,667)                                (2,215)       (58,275)
                                                                                     -----------       --------

Comprehensive (loss) income                                                          $(5,317,978)      $328,429
                                                                                     ===========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------


                                                                                FOR NINE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                2004            2003
                                                                           ------------    ------------
Operating Activities
--------------------
  Net Income                                                               $    620,512    $  1,252,937
  Adjustments to Reconcile Net Income to Net
  Cash Used by Operating Activities
  ---------------------------------
    Accretion of discount on investments                                        (52,963)        (57,900)
    Dividends on Investment Securities                                         (826,435)       (723,316)
    Gain on sale of investments                                                 (11,409)        (40,652)
    Loans originated for sale                                                (3,201,800)    (10,526,862)
    Loans sold                                                                3,491,200      10,294,052
    Gain on sale of loans                                                       (41,800)       (340,109)
    Loan fees and costs deferred, net                                           (38,625)        274,798
    Amortization of deferred loan fees and cost, net                           (132,198)       (506,871)
    Provision for losses on loans                                               356,046       1,198,713
    Non-cash compensation under Stock-Based Benefit Plan                        247,400         187,718
    Amortization of premium on mortgage backed securities                       326,723         398,032
    Amortization of purchase premiums and discounts, net                        (27,675)       (452,083)
    Gain on sale of mortgaged backed securities                                  (7,548)       (232,900)
    Provision for depreciation                                                  707,388         737,259
    Loss on sale of repossessed assets                                           44,425              --
    Income from bank owned life insurance                                      (359,083)             --
    (Increase) decrease in accrued interest receivable                         (353,859)        307,628
    Decrease in prepaid income taxes                                             71,412         198,092
    Decrease in other assets                                                    241,375         155,682
    Decrease in accrued interest payable on deposits                            (18,166)        (29,331)
    (Decrease) increase in income taxes payable                                 (28,365)         85,225
    Increase in other liabilities and payables to
          disbursing agents                                                   1,096,121       5,028,478
    Increase in obligation under Rabbi-Trust                                     15,283          29,350
                                                                           ------------    ------------
        Net cash provided by operating activities                             2,117,959       7,237,940

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------



                                                                                         FOR NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ------------------------------
                                                                                         2004             2003
                                                                                    -------------    -------------
Cash Flows from Investing Activities
------------------------------------
    Purchase of Bank Owned Life Insurance                                           $ (11,425,000)   $          --
    Purchases of investment securities - available for sale                           (75,286,086)    (133,076,372)
    Proceeds from maturities of investment securities - available for sale             21,130,000       56,185,019
    Proceeds from sale of investment securities- available for sale                    10,481,524        5,040,652
    Purchases of investment securities - held to maturity                              (2,497,875)        (500,000)
    Proceeds from maturities of investment securities - held to maturity                2,500,000        2,500,000
    Longer term loans originated                                                      (47,502,530)     (52,531,646)
    Principal collected on longer term loans                                           45,347,616       82,462,075
    Net increase (decrease) in short-term loans                                           (25,556)      (7,937,955)
    Principal collected on mortgage backed securities - available for sale             19,655,365       19,211,814
    Purchase of mortgage backed securities - available for sale                       (52,250,758)     (57,820,305)
    Proceeds from sale of mortgaged backed securities- available for sale               1,447,365       18,038,332
    Purchase of mortgage backed securities- held to maturity                           (7,062,150)      (1,038,404)
    Principal collected on mortgage backed securities - held to maturity                4,313,049       14,384,179
    Proceeds from sale of repossessed assets                                              171,418               --
    Investment in premises and equipment                                                 (381,016)        (720,844)
    (Purchase)/Redemption of Federal Home Loan Bank of Atlanta stock                   (1,600,100)         634,800
     Decrease in accounts payable Trade Date Securities                               (13,998,307)              --
                                                                                    -------------    -------------
     Net cash used by investing activities                                           (106,983,041)     (55,168,655)

Cash Flows from Financing Activities
------------------------------------
Decrease in checks written in excess of bank balance                                           --         (390,799)
Net increase in demand deposits, money market, passbook
      accounts and advances by borrowers for taxes and
      insurance                                                                        16,726,338       18,679,105
    Net increase in certificates of deposit                                            15,400,296       32,634,162
    Advances from Federal Home Loan Bank of Atlanta                                   152,877,000               --
    Repayment of Federal Home Loan Bank of Atlanta advances                           (86,177,000)      (3,000,000)
    Exercised Stock Options                                                               113,062            8,000
    Dividends paid on stock                                                              (774,860)        (772,569)
                                                                                    -------------    -------------
        Net cash provided by financing activities                                      98,164,836       47,157,899
                                                                                    -------------    -------------

Decrease in cash and cash equivalents                                                  (6,700,246)        (772,816)
Cash and cash equivalents at beginning of period                                       23,208,274       25,703,327
                                                                                    -------------    -------------
Cash and cash equivalents at end of period                                          $  16,508,028    $  24,930,511
                                                                                    =============    =============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

                                                                                         JUNE 30,
                                                                                -------------------------
                                                                                    2004          2003
                                                                                -----------   -----------
The following is a summary of cash and cash equivalents:
    Cash                                                                        $13,870,244   $10,642,180
    Interest bearing deposits in other banks                                      2,545,144     9,380,636
    Federal funds sold                                                              192,640     5,007,695
                                                                                -----------   -----------
    Balance of cash items reflected on Statement of
      Financial Condition                                                        16,608,028    25,030,511
        Less - certificate of deposit with an original maturity of
          more than ninety days                                                     100,000       100,000
                                                                                -----------   -----------
Cash and cash equivalents reflected on the
    Statement of Cash Flows                                                     $16,508,028   $24,930,511
                                                                                ===========   ===========
Supplemental Disclosures of Cash Flows Information:
    Cash paid during the period for:

    Interest                                                                    $11,867,401   $12,286,181
                                                                                ===========   ===========

    Income taxes                                                                $   182,500   $   826,700
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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Principles of Consolidation
         ---------------------------

          BCSB Bankcorp, Inc. (the "Company") owns 100% of Balltimore County Savings Bank, F.S.B. and subsidiaries (the "Bank") , and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. It's operations are not material to the consolidated financial statements.

          The "Company" owns 100% of the common stock of BCSB Capital Trust I and BCSB Capital Trust II and in accordance with FASB Interpertaion Number 46 these entities have not been consolidated in the accompanying consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation
         ------------------------------------------

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
          United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               BALTIMORE, MARYLAND


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 4 - Earnings Per Share
         ------------------

          Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the nine and three months ended June 30, 2004 and 2003 is as follows:

                                                                     For the Nine Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                                           2004                                      2003
                                        ----------------------------------------------------------------------------------------
                                           Income         Shares      Per Share       Income          Shares        Per Share
         Basic EPS
         ---------
                                        $  620,512       5,785,943   $     0.11     $1,252,937       5,723,135   $          0.22
         Effect of dilutive shares              --          57,488           --             --          45,683                --
                                        ----------   -------------   ----------     ----------   -------------   ---------------

         Diluted EPS
         -----------
                                        $  620,512       5,843,431   $     0.11     $1,252,937       5,768,818   $          0.22
                                        ==========   =============   ==========     ==========   =============   ===============



                                                                 For the Three Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                                            2004                                   2003
                                        --------------------------------------------------------------------------------------
                                           Income         Shares      Per Share      Income         Shares         Per Share
         Basic EPS
         ---------
                                        $  233,038       5,791,312   $     0.04     $   21,845       5,723,085   $          0.00
         Effect of dilutive shares              --          50,204           --             --          59,739                --
                                        ----------   -------------   ----------     ----------   -------------   ---------------

         Diluted EPS
         -----------
                                        $  233,038       5,841,516   $     0.04     $   21,845       5,782,824   $          0.00
                                        ==========   =============   ==========     ==========   =============   ===============

                      BCSB BANKCORP, INC. AND SUBSIDIARIES
                      ------------------------------------
                               Baltimore, Maryland


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 5 - Regulatory Capital
         ------------------

The following table sets forth the Bank's capital position at June 30, 2004.

                                                                                              To Be Well
                                                                                           Capitalized Under
                                                                     For Capital            Prompt Corrective
                                            Actual                Adequacy Purposes         Action Provisions
                                    -----------------------   ------------------------  ------------------------
                                    Actual           % of     Required          % of    Required          % of
                                    Amount           Assets    Amount            Assets  Amount            Assets
                                    ------           ------   --------          ------  --------          ------
                                                                    (unaudited)

Tangible (1)                     $ 53,089,474          7.21%  $11,044,110         1.50%     N/A            N/A
Tier 1 capital (2)                 53,089,474         14.71           N/A          N/A   21,655,484        6.00%
Core (1)                           53,089,474          7.21    29,450,959         4.00   36,813,699        5.00
Total  (2)                         54,987,510         15.24    29,873,978         8.00   36,092,473       10.00

------------
(1) To adjusted total assets.
(2) To risk-weighted assets.

Note 6- Stock Option Plan
        -----------------

               Stock-Based Employee Compensation- At June 30, 2004 and 2003 the company has four stock-based employee compensation plans, which are described more fully in the 2003 Annual Report. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        For the Nine months ended June 30, For the Three Months Ended June 30,
                                                             2004               2003             2004              2003
                                                             ----               ----             ----              ----
                  Net Income, as reported                $ 620,512        $ 1,252,937      $      233,038      $    21,845
                  Add: Stock-based Compensation
                       Included in the determination
                       of Net income as reported,
                       net of tax                          199,742            172,520              59,534           77,568
                  Deduct: Total stock-based compensation
                          Expense determined under
                           fair value  method for all
                           awards, net of tax             (239,335)          (211,443)            (72,731)         (90,095)
                                                         ---------        -----------      --------------      -----------
                       Pro forma net income              $ 580,919        $ 1,214,014      $      219,841      $     9,318
                                                         =========        ===========      ==============      ===========
                       Earnings per share:

                       Basic-as reported                     $ .11              $ .22                $.04             $.00
                                                               ===                ===                 ===              ===
                       Basic-pro forma                         .10                .21                 .04              .00
                                                               ===                ===                 ===              ===
                       Diluted-as reported                     .11                .22                 .04              .00
                                                               ===                ===                 ===              ===
                       Diluted-proforma                        .10                .21                 .04              .00
                                                               ===                ===                 ===              ===

Note 7- Recent Accounting Pronouncements
        --------------------------------

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was revised in December 2003. This
Interpretation provides guidance for the consolidation of variable interest entities (VIEs). BCSB Bankcorp Capital Trust I ("BCSB I"), and BCSB Capital Trust II ("BCSB II") qualify as variable interest entities under FIN 46. BCSB I and BCSB II issued mandatorily redeemable preferred securities (Trust Preferred Securities) to third-party investors and loaned the proceeds to the Company. BCSB I and BCSB II hold, as there sole assets, subordinated debentures issued by the Company. Accordingly the Trust Preferred Securities have been reclassified as Junior Subordinated Debentures.

Note 8- Guarantees
        ----------

     The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loans facilities to customers. The Company, generally holds collateral and/or personal guarantees supporting these commitments. The Company has $419,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of September 30, 2003 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. The Company adopted the disclosure only provisions of FASB Statement No. 123, see note 6 to the consolidated financial statements. The Company does not expect to expense the fair market value of stock options until required by accounting principles generally accepted in the United States of America.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003

     During the nine months ended June 30, 2004, the Company's assets increased by $81.8 million, or 12.2% from $668.2 million at September 30, 2003 to $750.0 million at June 30, 2004. The Company's interest bearing deposits in other banks decreased by $8.7 million, or 77.5%, from $11.3 million at September 30, 2003 to $2.5 million at June 30, 2004. The Company's mortgage-backed securities available for sale increased by $26.7 million, or 23.0%, from $116.2 million at September 30, 2003 to $142.9 million at June 30, 2004. The Company's investment portfolio available for sale increased $41.1 million or 33.9%, from $121.3 million at September 30, 2003 to $162.4 million at June 30, 2004. During the nine months ended June 30, 2004 the Company purchased $11.5 million of bank owned life insurance. The preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. Management was reluctant to make long term low rate loans in the low interest rate environment that prevailed during the nine month period ended June 30, 2004. Emphasis has been placed on short term loans such as automobile loans, home equity loans and short term mortgages. The Company's deposits increased by $30.1 million, or 5.5%, from $551.9 million at September 30, 2003 to $582.0 million at June 30, 2004. The increase in deposits was achieved through normal marketing efforts. Advances from the Federal Home Loan Bank of Atlanta increased by $66.5 million, or 206.2% from $32.3 million at September 30, 2003 to $98.8 million at June 30, 2004. The funds were used to purchase securities and fund loans. Accounts Payable Trade Date Securities decreased by $14.0 million or 100.0% from $14.0 million at September 30, 2003 to $0 at June 30, 2004. Trade Date Securities are commitments to settle security purchases in the near future. Stockholders' equity decreased by $4.5 million, or 10.0% from $44.8 million at September 30, 2003 to $40.3 million at June 30, 2004, which was primarily attributable to the increase in accumulated other comprehensive loss of $4.7 million from, a negative $771,000 at September 30, 2003 to a negative $5.4 million at June 30, 2004. These unrealized losses are considered temporary as they reflect market values on June 30, 2004 and are subject to change daily as interest rates fluctuate. This decrease is due to the adjustment for the available for sale securities recorded at market value in a rising rate environment and has no impact on the Bank's regulatory capital..

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

     Net Income. Net income decreased by $632,000, or 50.4%, from $1.2 million for the nine months ended June 30, 2003 to $621,000 for the nine months ended June 30, 2004. The decrease in net income was primarily attributable to decreased net interest income of $1.6 million. This was partially offset by decreases in the provision for loan losses and income taxes.

     Net Interest Income. Net interest income was $11.7 million for the nine months ended June 30, 2004, compared to $13.3 million for the nine months ended June 30, 2003, representing a decrease of $1.6 million, or 11.7%. The decrease was primarily due to the decrease in the average rate on interest earning-assets and an increase in the average balance of interest bearing liabilities. This was partially offset by an increase in the average balance of assets and a decrease in the average rate paid on interest bearing assets. Due to declining interest rates and loans re-pricing faster than deposits the interest rate spread decreased 47 basis points from 2.94% for the nine months ended June 30, 2003 to 2.47% for the nine months ended June 30, 2004.

     Interest Income. Interest income decreased by $1.8 million, or 7.1% from $25.5 million for the nine months ended June 30, 2003 to $23.7 million for the nine months ended June 30, 2004. Interest and fees on loans decreased by $3.7 million, or 18.3%, from $20.2 million for the nine months ended June 30, 2003 to $16.5 million for the nine months ended June 30, 2004. This was primarily due to a decrease in the average yield on loans of 78 basis points from 6.91% at June 30, 2003 to 6.13% at June 30, 2004, and a $29.2 million decrease in the average balance of loans receivable from $388.8 million at June 30, 2003 to $359.6 million at June 30, 2004. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $911,000 or 29.8% from $3.1 million for the nine months ended June 30, 2003 to $4.0 million for the nine months ended June 30, 2004. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $94.0 million at June 30, 2003 to $135.0 million at June 30, 2004. The increase in the average balance more than offset a decrease in the average rate from 4.34% at June 30, 2003 to 3.92% at June 30, 2004. Interest and dividends on investment securities increased by $1.2 million or 60.0% from $2.0 million for the nine months ended June 30, 2003 to $3.2 million for the nine months ended June 30, 2004. This was primarily due to an increase in the average balance of investments of $59.6 million, or 78.9% from $75.5 million for the nine months ended June 30, 2003 to $135.1 million for the nine months ended June 30, 2004. The increase in the average balance more than offset a decrease in the average yield on investments from 3.61% for the nine months ended June 30, 2003 to 3.12% for the nine months ended June 30, 2004.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $12.2 million for the nine months ended June 30, 2003 to $12.0 million for the nine months ended June 30, 2004 a change of $200,000 or 1.6%. Interest on deposits decreased $672,000 due to a decrease in the average yield on deposits of 37 basis points from 2.74% for the nine months ended June 30, 2003 to 2.37% for the nine months ended June 30, 2004. This was partially offset by an increase in the average balance of deposits of $44.2 million, or 8.4% from $523.6 million at June 30, 2003 to $567.8 million at June 30, 2004. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $129,000 for the nine months ended June 30, 2004. Interest on long-term borrowings increased by $25,000 for the nine months ended June 30, 2004. This increase was primarily due to an increase of $26.0 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the nine months ended June 30, 2004. Also contributing to interest expense was interest on the Trust Preferred Securities which increased by $293,000 from $501,000 for the nine month period ending June 30, 2003 to $794,000 for the nine months ended June 30, 2004. This increase was due to the increase in the average balance of Trust Preferred Securities from $12.5 million during 2003 to $22.5 million during 2004.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2004, and June 30, 2003. Total average assets are computed using month-end balances.

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

                                                                      NINE MONTHS ENDED JUNE 30
                                               ---------------------------------------------------------------------------
                                                            2004                                      2003
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 359,648    $  16,529        6.13%     $  388,859    $ 20,158         6.91%
   Mortgage-backed securities...............     135,042        3,972        3.92          93,963       3,061         4.34
   Investment securities....................     135,071        3,162        3.12          75,506       2,043         3.61
   Other Investments........................       8,415           83        1.32          25,456         267         1.40
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     638,176       23,746        4.96         583,784      25,529         5.83
Noninterest-earning assets..................      60,548                                   32,219
                                               ---------                               ----------
       Total assets.........................   $ 698,724                               $  616,003
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 567,842       10,099        2.37         523,584      10,771         2.74
   FHLB Advances............................      50,980        1,108        2.90          25,442         953         4.99
   Jr. Sub. Debt/Trust Preferred Securities.      22,500          794        4.71          12,500         501         5.34
   Other liabilities........................       1,545            0        0.00           1,853           1         0.07
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     642,867       12,001        2.49         563,379      12,226         2.89
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............      12,311                                    7,845
                                               ---------                               ----------
       Total liabilities....................     655,178                                  571,224
Stockholders' equity .......................      43,546                                   44,779
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 698,724                               $  616,003
                                               =========                               ==========

Net interest income.........................                $  11,745                                $ 13,303
                                                            =========                                ========
Interest rate spread........................                                 2.47%                                    2.94%
                                                                          =======
Net interest margin.........................                                 2.45%                                    3.04%
                                                                          =======                                     ====
Ratio average interest earning assets/
    interest bearing liabilities............                                99.27%                                  103.62%
                                                                            =====                                   ======

     Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).


                                                         For Nine Months  Ended June 30,
                                                ---------------------------------------------------
                                                        2004            vs.              2003
                                                ---------------------------------------------------
                                                              Increase (Decrease)
                                                                      Due to
                                                ---------------------------------------------------
                                                                                Rate/
                                                Volume         Rate            Volume        Total
                                                ------         ----            ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $ (1,543)      $ (2,255)      $    169    $ (3,629)
  Mortgage-backed securities................      1,343           (301)          (131)        911
  Investment securities and
      FHLB Stock............................      1,618           (279)          (220)      1,119
  Other interest-earning assets.............       (179)           (15)            10        (184)
                                               --------       --------       --------    --------
    Total interest-earning assets...........      1,239         (2,850)          (172)     (1,783)

Interest expense:
  Deposits..................................        910         (1,459)          (123)       (672)
  FHLB advances.............................        957           (400)          (402)        155
  Trust Preferred Securities................        401            (60)           (48)        293
  Other liabilities.........................          0             (1)             0          (1)
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      2,268         (1,920)          (573)       (225)
                                               --------       --------       --------    --------

Change in net interest income...............   $ (1,029)      $   (930)      $    401    $ (1,558)
                                               ========       ========       ========    ========


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $356,000 for the nine months ended June 30, 2004, as compared to $1.2 million for the nine months ended June 30, 2003, representing a decrease of $843,000. This decrease was partially attributable to the decrease in the average balance of loans of $29.2 million, or 7.5% from $388.8 million to $359.6 million. Loan chargeoffs for the nine months ended June 30, 2004 were $907,000 as compared to $1.5 million for the nine months ended June 30, 2003 a decrease of $593,000. Loan charge offs decreased due to the absence of a commercial loan loss of $569,000 which was charged off during the nine months ended June 30, 2003. Loan recoveries were $241,000 for the nine months ended June 30, 2004 compared to $267,000 for the nine months ended June 30, 2003. Non performing loans at June 30, 2004 were $1.1 million as compared to $348,000 at June 30, 2003. The increase in non performing loans was partially due to two delinquent commercial real estate loans which are well collateralized and the Bank does not expect to incur a loss. The total loss allowance allocated to loans is $2.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio.

     Other Income. Other income decreased by $103,000, or 7.6% from $1.3 million for the nine months ended June 30, 2003 to $1.2 million for the nine months ended June 30, 2004. The decrease in other income for the nine months ended June 30, 2004 was primarily attributable to a decrease of $225,000 in Gains from the Sale of Mortgage Backed Securities from $233,000 for the nine months ended June 30, 2003 to $7,500 for the nine months ended June 30, 2004. Gains from the sale of loans also decreased $298,000 from $340,000 for the nine months ended June 30, 2003 to $42,000 for the nine months ended June 30, 2004. These decreases were partially offset by increases in fees on transaction accounts and income from Bank Owned Life Insurance. Fees on transaction accounts increased by $189,000 for the nine months ended June 30, 2004, due to an increase in the volume of transaction accounts. Income from Bank Owned Life Insurance increased $359,000 from $0 for the nine months ended June 30, 2003 to $359,000 for the nine months ended June 30, 2004.

     Non-interest Expenses. Total non-interest expenses increased by $446,000, or 3.9%, from $11.4 million for the nine months ended June 30, 2003 to $11.9 million for the nine months ended June 30, 2004. The increase in non-interest expenses was due to increases in salaries and related expenses of $316,000, or 5.0%. Occupancy expense also increased by $180,000, from $1.2 million for the nine months ended June 30, 2003 to $1.4 million for the nine months ended June 30, 2004. This was mainly due to normal increases in rent and electricity. Advertising expense also increased by $91,000 or 15.2%, from $598,000 for the nine months ended June 30, 2003 to $689,000 for the nine months ended June 30, 2004. This increase was due to additional advertising and increased advertising cost during the period. These increases were partially offset by decreases in Equipment expenses and telephone postage and office supplies. Equipment expense decreased by $85,000, or 8.7% from $974,000 for the nine months ended June 30, 2003 to $889,000 for the nine months ended June 30, 2004. This decrease was primarily due to decreased equipment repairs and decreased depreciation expense. Telephone postage and office supplies decreased by $44,000 or 9.1% from $488,000 for the nine months ended June 30, 2003 to $444,000 for the nine months ended June 30, 2004. This decrease was achieved through the increased use of interoffice mail and e-mail.

     Income Taxes. The Company's income tax expense was $137,000 and $770,000 for the nine months ended June 30, 2004 and 2003, respectively. The Company's effective tax rates were 18.1% and 38.1% for the nine months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily attributable to the Bank's earning non -taxable income from the Bank Owned Life Insurance.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2004 AND
2003

     Net Income. Net income increased by $211,000, or 966.8%, from $22,000 for the three months ended June 30, 2003 to $233,000 for the three months ended June 30, 2004. The increase in net income was primarily attributable to a decrease in the provision for loan losses of $698,000. This was partially offset by an increase in non interest expenses and a decrease in non interest income.

     Net Interest Income. Net interest income was $4.1 million for the three months ended June 30, 2004, compared to $4.2 million for the three months ended June 30, 2003, representing a decrease of $68,000, or 1.6%. The decrease was primarily due to an increase in the average balance of interest bearing liabilities and a decrease in the average rate on interest earning-assets. This was offset somewhat by an increase in the average balance on interest earning assets and a decline in the weighted average rate on liabilities. Due to declining interest rates and loans re-pricing faster than deposits, the interest rate spread decreased 34 basis points from, 2.72% for the three months ended June 30, 2004 to 2.38% for the three months ended June 30, 2004.

     Interest Income. Interest income increased by $82,000, or 1.0% from $8.2 million for the three months ended June 30, 2003 to $8.3 million for the three months ended June 30, 2004. Interest and fees on loans decreased by $776,000, or 12.4%, from $6.2 million for the three months ended June 30, 2003 to $5.5 million for the three months ended June 30, 2004. This was primarily due to a decrease in the average yield on loans of 59 basis points from 6.64% for the three months ended June 30, 2003 to 6.05% for the three months ended June 30, 2004, and a $14.7 million decrease in the average balance of loans receivable from $376 .0 million at June 30, 2003 to $361.3 million at June 30, 2004. The decrease in the average balance of loans was primarily attributable to increased competition in the refinancing market, current economic conditions and management's reluctance to make long term low rate loans in the low interest rate environment that prevailed during the period. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $505,000 or 50.7% from $1.0 million for the three months ended June 30, 2003 to $1.5 million for the three months ended June 30, 2004. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $97.5 million at June 30, 2003 to $162.3 million at June 30, 2004. Interest and dividends on investment securities increased by $424,000 or 49.0% from $866,000 million for the three months ended June 30, 2003 to $1.3 million for the three months ended June 30, 2004. This was primarily due to an increase in the average balance of investments of $63.3 million from, $101.9 million at June 30, 2003 to $165.2 million at June 30, 2004.

     Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $4.0 million for the three months ended June 30, 2003 to $4.1 million for the three months ended June 30, 2004 a change of $150,000 or 3.8%. Interest on deposits decreased $130,000 due to a decrease in the average yield on deposits of 27 basis points from 2.60% at June 30, 2003 to 2.33% at June 30, 2004. This was partially offset by an increase in the average volume of deposits of $38.7 million from $544.0 million at June 30, 2003 to $582.7 million at June 30, 2004. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $167,000 for the three months ended June 30, 2004, and interest on long-term borrowings increased by $10,000 for the three months ended June 30, 2004. The increase in interest on long-term borrowings and short term borrowings was due to an increase in the average balance of advances from the Federal Home Loan Bank of Atlanta of $60.1 million, or 240.4%. This was partially offset by a decrease of 259 basis points in the average yield paid on advances from the Federal Home Loan Bank of Atlanta during the three months ended June 30, 2004. Also contributing to interest expense was interest on the Junior Subordinated Debenture/Trust Preferred Securities which was $265,000 for the three month period ending June 30, 2004, compared to $161,000 for the three month period ending June 30, 2003. This increase was due to an increase in the average balance of Trust Preferred Securities from $12.5 million during to $22.5 million during 2004.

     Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2004 and 2003. Total average assets are computed using month-end balances.

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

                                                                THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------    ------------------------------------
                                                            2004                                       2003
                                               -----------------------------------    ------------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST       RATE
                                               -------      --------     -------       -------       --------      -------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans....................................   $ 361,278    $   5,465        6.05%     $  376,016     $ 6,241         6.64%
   Mortgage-backed securities...............     162,253        1,501        3.70          97,489         996         4.09
   Investment securities....................     165,217        1,290        3.12         101,913         865         3.40
   Other Investments........................       4,286           19        1.77          25,657          91         1.42
                                               ---------    ---------                  ----------    --------
       Total interest-earning assets........     693,034        8,275        4.78         601,075       8,193         5.45
Noninterest-earning assets..................      58,052                                   34,364
                                               ---------                               ----------
       Total assets.........................   $ 751,086                               $  635,439
                                               =========                               ==========

Interest-bearing liabilities:
   Deposits.................................   $ 582,722        3,399        2.33         544,011       3,530         2.60
   FHLB Advances............................      85,083          481        2.26          24,992         303         4.85
   Jr. Sub. Debt/Trust Preferred Securities.      22,500          265        4.71          12,500         161         5.15
   Other liabilities........................       2,238            0        0.00           2,462           1         0.16
                                               ---------    ---------                  ----------    --------
Total interest-bearing liabilities..........     692,543        4,145        2.39         583,965       3,995         2.74
                                                            ---------    --------                    --------      -------
Noninterest-bearing liabilities.............      17,391                                    7,457
                                               ---------                               ----------
       Total liabilities....................     709,934                                  591,422
Stockholders' equity .......................      41,152                                   44,017
                                               ---------                               ----------
       Total liabilities and stockholders'
            equity..........................   $ 751,086                               $  635,439
                                               =========                               ==========

Net interest income.........................                $   4,130                                $  4,198
                                                            =========                                ========
Interest rate spread........................                                 2.38%                                    2.72%
                                                                          =======                                     ====
Net interest margin.........................                                 2.38%                                    2.79%
                                                                          =======                                     ====
Ratio average interest earning assets/
    interest bearing liabilities............                               100.07%                                  102.93%
                                                                           ======                                   ======

     Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:
(i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).


                                                            FOR THREE MONTHS  ENDED JUNE 30,
                                                ---------------------------------------------------
                                                        2004             VS.            2003
                                                ---------------------------------------------------
                                                                INCREASE (DECREASE)
                                                                       DUE TO
                                                ---------------------------------------------------
                                                                                RATE/
                                                VOLUME         RATE            VOLUME        TOTAL
                                                ------         ----            ------        -----
                                                                   (In thousands)
Interest income:
  Loans receivable..........................   $   (247)      $   (551)      $     22    $   (776)
  Mortgage-backed securities................        651            (88)           (58)        505
  Investment securities and
      FHLB Stock............................        538            (69)           (44)        425
  Other interest-earning assets.............        (76)            23             19         (72)
                                               --------       --------       --------    --------
    Total interest-earning assets...........        866           (685)           (99)         82

Interest expense:
  Deposits..................................        251           (357)           (25)       (131)
  FHLB advances.............................        723           (160)          (385)        178
  Jr. Sub. Debt./ Trust Preferred Securities        129            (14)           (11)        104
  Other liabilities.........................          0             (1)             0          (1)
                                               --------       --------       --------    --------
     Total interest-bearing
       liabilities..........................      1,103           (532)          (421)        150
                                               --------       --------       ---------   --------

Change in net interest income...............   $   (237)      $   (153)      $    322    $    (68)
                                               ========       ========       ========    ========


     Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company established provisions for losses on loans of $89,000 for the three months ended June 30, 2004, as compared to $786,000 for the three months ended June 30, 2003, representing a decrease of $697,000.The decrease was partially attributable to the absence of a commercial loan write off of $569,000 during the three months ended June 30, 2003 and a decrease in the average balance of loans of $14.7 million or 3.9% from $376.0 million at June 30, 2003 to $361.3 million at June 30, 2003. Loan chargeoffs for the three months ended June 30, 2004 were $225,000 as compared to $886,000 for the three months ended June 30, 2003 a decrease of $661,000. Loan chargeoffs decreased due to improving economic conditions. Loan recoveries were $86,000 for the three months ended June 30, 2004 compared to $110,000 for the three months ended June 30, 2003. Non performing loans at June 30, 2004 were $1.1 million as compared to $348,000 at June 30, 2003. The total loss allowance allocated to loans is $2.4 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see "Asset Quality" disclosure.

     Other Income. Other income decreased by $124,000, or 31.7% from $392,000 for the three months ended June 30, 2003 to $268,000 for the three months ended June 30, 2004. The decrease in other income for the three months ended June 30, 2004 was partially attributable to an increase in the loss on repossessed assets of $124,000 from $0 for the three months ended June 30, 2003 to $124,000 for the three months ended June 30, 2004 and a decrease in the gain on sale of mortgaged backed securities of $79,000 for the three months ended June 30, 2004 from $79,000 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. This was partially offset by an increase in the cash surrender value of bank owned life insurance of $117,000 for the three months ended June 30, 2004, compared to $0 for the three months ended June 30, 2003. Fees on transaction accounts also increased $39,000 from $133,000 for the three months ended June 30, 2003 to $172,000 for the three months ended June 30, 2004. Fees on transaction accounts increased due to the increase in the volume of transaction accounts.

     Non-interest Expenses. Total non-interest expenses increased by $244,000 for the three months ended June 30, 2004, from $3.8 million for the three months ended June 30, 2003 to $4.0 million for the three months ended June 30, 2004. The Company experienced increases of $116,000 in salaries and related expenses for the three months ended June 30, 2004, from $2.2 million for the three months ended June 30, 2003 to $2.3 million for the three months ended June 30, 2004. Advertising expense increased by $31,000 from $177,000 for the three months ended June 40, 2003 to $208,000 for the three months ended June 30, 2004. This was primarily due to the increased cost of advertising. Data processing expense also increased $53,000 for the three months ended June 30, 2004 from $336,000 for the three months ended June 30, 2003 to $389,000 for the three months ended June 30, 2004. This increase was primarily due to the increased volume of accounts. Other expenses also increased by $114,000 for the three months ended June 30, 2004, from $63,000 for the three months ended June 30, 2003 to $177,000 for the three months ended June 30, 2004. These increases were partially offset by a decrease equipment expense of $53,000, from $341,000 for the three months ended June 30, 2003 to $288,000 for the three months ended June 30, 2004. This decrease was primarily due to a decrease in equipment repairs.

     Income Taxes. The Company's income tax expense was $61,000 and $11,000 for the three months ended June 30, 2004 and 2003, respectively. The Company's effective tax rates were 20.8% and 33.5% for the three months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily attributable to the Bank's earning non-taxable income from the Bank Owned Life Insurance.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:


                                                                       June 30, 2004    September 30, 2003
                                                                       -------------    ------------------
                                                                           (dollars in thousands)

         Commitments to originate new loans                           $    24,635            $    10,600
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                   21,431                 20,410
         Commercial letters of credit                                         419                    419


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

CONTRACTUAL OBLIGATIONS

     The following table sets forth the Company's contractual obligations as of June 30, 2004.


                                                                   Payments due by period
                                                                   ----------------------
                                                                   (Dollars in thousands)
                                        Less than
                                         1 year               1-3 years         4-5 years        Over 5 years          Total
                                    -----------------         ---------         ---------        ------------          -----
Time Deposits                           $   197,566            $ 108,989        $  84,248           $     --          $390,803
Long-term borrowings                         79,950                   --            9,000              9,000            97,950
Junior Subordinated Debenture                    --                   --               --             23,197            23,197
Lease obligations                               933                3,086            1,390              6,558            11,967
                                        -----------            ---------        ---------           --------          --------

Total contractual cash
    obligations                         $   278,449            $ 112,075        $  94,638           $ 38,755          $523,917
                                        ===========            =========        =========           ========          ========

ASSET QUALITY

     At June 30, 2004, the Company had approximately $1.2 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .17% of total assets. At September 30, 2003, non-performing assets were $583,000 or .09% of total assets. Non accrual loans increased by $800,000 from $300,000 for the period ended September 30, 2003 to $1.1 million for the period ended June 30, 2004. This was due to two commercial real estate loans which are delinquent. These loans are well collateralized and the Bank does not expect to incur a loss. The Bank's allowance for loan losses was $2.4 million at June 30, 2004 and $2.7 million at September 30, 2003.


     The following table presents an analysis of the Company's non-performing assets:

                                                               At                      At
                                                            June 30,              September 30,
                                                              2004                    2003
                                                              ----                    ----
                                                                  (Dollars in Thousands)
Nonperforming loans:
Nonaccrual loans:
  Single-family residential                                  $    339                 $   300
  Multi-family residential                                         --                      --
  Commercial Real Estate                                          670                      --
  Construction                                                     --                      --
  Commercial Loans                                                 67                      --
  Consumer                                                         27                      --
                                                             --------                 -------
Total Nonaccrual loans                                          1,103                     300
Loans 90 days past due and accruing                                --                      --
Restructured loans                                                 --                      --
                                                             --------                 -------
Total nonperforming loans                                       1,103                     300
Other non-performing assets                                       141                     283
                                                             --------                 -------
Total nonperforming assets                                   $  1,244                 $   583
                                                             ========                 =======
Nonperforming loans to loans receivable, net                     .30%                    .08%
Nonperforming assets as a percentage
 of loans and foreclosed real estate                             .34%                    .15%
Nonperforming assets to total assets                             .17%                    .09%

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                     For the Nine Months Ended  For the Three Months Ended
                                              June 30,                   June 30,
                                          2004        2003        2004         2003
                                          ----        ----        ----         ----

Balance at beginning of period ......   $ 2,698     $ 2,199     $ 2,439     $ 2,153
                                        -------     -------     -------     -------

Loans charged-off:
  Real estate mortgage:
    Single-family residential .......        --          --          --          --
    Multi-family residential ........        --          --          --          --
    Commercial ......................        --          --          --          --
    Construction ....................        --          --          --          --
    Commercial loans ................        --         569          --         569
    Consumer ........................       907         932         225         316
                                        -------     -------     -------     -------
Total charge-offs ...................       907       1,501         225         885

Recoveries:
  Real estate mortgage:
    Single-family residential .......        --          --          --          --
    Multi-family residential ........        --          --          --          --
    Commercial ......................        --          --          --          --
    Construction ....................        --          --          --          --
Commercial loans secured ............        --          --          --          --
  Consumer ..........................       241         267          86         110
                                        -------     -------     -------     -------
Total recoveries ....................       241         267          86         110
Net loans charged off ...............      (666)     (1,234)       (139)        775
Provision for loan  losses ..........       356       1,199          88         786
                                        -------     -------     -------     -------
Balance at end of period ............   $ 2,388     $ 2,164     $ 2,388     $ 2,164
                                        =======     =======     =======     =======

Ratio of net charge-offs to average
  loans outstanding during the
  period ...........................        .18%        .39%        .03%        .24%
                                        =======     =======     =======     =======


     Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2004, the Company had $1.7 million in classified assets, consisting of $1.6 million in substandard and loss loans, and $ 141,000 in other repossessed assets. At September 30, 2003, the Company had $583,000 in substandard assets, consisting of $300,000 in loans, and $283,000 in other repossessed assets.

     In addition to regulatory classifications, the Company also classifies as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At June 30, 2004, the Company has identified approximately $2.5 million in assets classified as special mention.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank's tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

     The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2004 and 2003, the Company had $47.5 million and $52.5 million, respectively, of loan originations. During the nine months ended June 30, 2004 and 2003, the Company purchased investment securities in the amounts of $77.8 million and $133.6 million, respectively, and mortgage-backed securities in the amounts of $59.3 million and $58.8 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

     The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average daily liquidity ratio for the month of June was approximately 49.7%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

     The Company's most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2004, cash, interest-bearing deposits in other banks and federal funds sold were $13.8 million, $2.5.million and $193,000, respectively.

     The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2004 totaled $197.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company's exposure to credit loss from nonperformance by the other party.

     The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2004, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $419,000, $21.4 million and $24.6 million respectively.

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

         None.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

        The following exhibits are filed herewith:

        Exhibit                                      Title
        Number                                       -----
        ------

        31.1     Rule 13a-14(a) Certification of Chief Executive Officer

        31.2     Rule 13a-14(a) Certification of Chief Financial Officer

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2003.

     The following current reports on Form 8-K were filed during the quarter ended June 30, 2004:

        (b)      Form 8-K


                 On May 13, 2004 the Company filed a Current Report on Form 8-K reporting under Item 5, Item 7 and Item 12.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BCSB BANKCORP, INC.



Date: August 11, 2004               /s/ Gary C. Loraditch
                                    -----------------------------------
                                    Gary C. Loraditch
                                    President
                                    (Principal Executive Officer)


Date: August 11, 2004               /s/ Bonnie M. Klein
                                    -----------------------------------
                                    Bonnie M. Klein
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)