Form 10-K
period 2004-09-30
BCSB BANKCORP INC
filed 2004-12-28
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-24589

BCSB BANKCORP, INC.

(Name of Registrant as Specified in its Charter)

United States	52-2108333
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland	21236
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (410) 256-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of voting and common non-voting common equity held by non-affiliates was approximately $24,118,575 computed by reference to the closing sale price for the registrant’s common stock on November 29, 2004 as reported on The Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 1, 2004: 5,899,173

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year ended September 30, 2004. (Parts II and III)

2.	Portions of Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

General

BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the “Company”) serves as the holding company for its wholly owned subsidiaries, Baltimore County Savings Bank, F.S.B. (the “Bank”), BCSB Bankcorp Capital Trust I and BCSB Bankcorp Capital Trust II. Baltimore County Savings Bank, M.H.C. (the “MHC”), a federal mutual holding company, owns 63.7% of the Company’s outstanding common stock. The Company’s assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2004, the Company had total assets of $773.6 million, total deposits of $580.6 million and stockholders’ equity of $44.1 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through fifteen banking offices serving the Baltimore metropolitan area. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

The Bank’s principal business consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on owner-occupied, single-family residences in the Bank’s market area, and, to a lesser extent, other real estate loans, consisting of construction loans, single-family rental property loans and commercial real estate loans, and consumer loans, particularly automobile loans. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and fees and charges. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2004, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

The economy of the Bank’s market area is diversified, with a mix of services, manufacturing, wholesale/retail trade, and federal and local government. Once the backbone of the regional economy, the manufacturing industry is relatively stable after almost two decades of decline. The manufacturing section of Baltimore County received a further boost with General Motors’ completion of its construction of a new Allison Transmission Plant in the White Marsh growth area, and pending Route 43 extension. The Baltimore Metropolitan area, which consists of Baltimore City, Anne Arundel, Baltimore, Carroll, Harford and Howard Counties has an estimated population, according to the 2000 census, of 2,512,943 which equals approximately 47% of Maryland’s total population. Baltimore County has the largest population at 754,292 followed by Baltimore City at 651,154, Anne Arundel County at 489,000, Howard County at 247,842 and Harford County at 218,000. Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development seventy-seven percent of Baltimore County’s employees work in the private sector with approximately 9% in manufacturing, 20% in trade, transportation and utilities, 13.8% in professional business services, 13.8% in education and health services, and 8%

in leisure and hospitality. Government provides 17.5% of Baltimore County’s jobs, with self-employed providing the remaining employment.

Harford County continues to experience strong economic growth while maintaining a strong government presence of approximately 11,484 employed in the Aberdeen Proving Grounds both in the military and in civilian capacity. The Maryland Department of Labor and Licensing Regulation estimates 54,727 work in Harford County’s private sector with 30% working in retail trade, 33% in service and 19% in construction and manufacturing.

Lending Activities

General. The Bank’s gross loan portfolio totaled $411.8 million at September 30, 2004, representing 53.2% of total assets at that date. At September 30, 2004, $179.0 million, or 43.5% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $23.2 million, $19.3 million and $64.6 million, respectively, or 5.6%, 4.7% and 15.7%, respectively, of the Bank’s gross loan portfolio at September 30, 2004. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $88.1 million and $15.6 million, respectively, or 21.4% and 3.8% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $16.0 million, or 3.9% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2004, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real Estate Loans:
Single-family residential (1)	$179,010	43.47%	$179,552	46.32%	$221,062	53.09%	$165,028	57.94%	$152,469	59.42%
Single-family rental property loans	19,257	4.68	14,348	3.70	8,306	2.00	7,581	2.66	5,080	1.98
Commercial	64,615	15.69	53,675	13.85	57,356	13.77	15,068	5.29	13,649	5.32
Construction (2)	23,225	5.64	16,411	4.23	11,734	2.82	8,709	3.06	5,905	2.30
Commercial lines of credit	16,038	3.89	6,410	1.65	4,208	1.01	400.14		44.02
Commercial leases	1,300.32		820.21		1,170.28		1,308.46		—	—
Commercial loans secured	800.20		133.03		1,595.38		2,588.91		1,475.57
Commercial loans unsecured	545.13		678.17		—	—	—	—	—	—
Consumer Loans:
Automobile	88,122	21.40	98,168	25.33	93,161	22.38	72,822	25.57	67,852	26.44
Home equity lines of credit	15,629	3.79	13,943	3.60	13,864	3.33	8,935	3.13	8,147	3.18
Other	3,265.79		3,474.90		3,897.94		2,395.84		1,976.77

	411,806	100.00%	387,612	100.00%	416,353	100.00%	284,834	100.00%	256,597	100.00%

Add:
Purchase accounting premium (net)	950		1,320		1,990		—		—
Less:
Undisbursed portion of loans in process	(13,764)		7,753		4,902		4,434		3,850
Deferred loan origination fees	(267)		429		661		143		214
Unearned interest	(10,002)		12,750		13,964		10,684		9,610
Allowance for loan losses	(2,587)		2,698		2,199		1,563		1,403

Total	$386,136		$365,302		$396,617		$268,010		$241,520

(1)	Includes fixed-rate second mortgage loans.

(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due during the year ending September 30, 2005	Due 1 through 5 years after September 30, 2005	Due 5 years after September 30, 2005	Total
Real Estate Loans
Single-family residential	$678	$15,293	$163,039	$179,010
Single-family rental property	—	281	18,976	19,257
Commercial	400	5,987	58,228	64,615
Construction	7,019	4,803	11,403	23,225
Commercial lines of credit	16,038	—	—	16,038
Commercial leases	89	1,211	—	1,300
Commercial loans secured	—	800	—	800
Commercial loans unsecured	—	—	545	545
Consumer:
Automobile	1,356	86,335	431	88,122
Home equity lines of credit	211	2,542	12,876	15,629
Other	621	998	1,646	3,265

Total	$26,412	$118,250	$267,144	$411,806

The following table sets forth at September 30, 2004, the dollar amount of all loans due one year or more after September 30, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$172,821	$6,189
Single-family rental property	6,468	12,789
Commercial	28,569	36,046
Construction	19,913	3,312
Commercial lines of credit	—	16,038
Commercial leases	1,300	—
Commercial loans secured	800	—
Commercial loans unsecured	545	—
Consumer:
Automobiles	88,122	—
Home equity lines of credit	—	15,629
Other	3,265	—

Total	321,803	90,003

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Loans originated:
Real Estate Loans
Single-family residential	$41,406	$55,896	$39,589
Single-family rental property	7,739	7,021	2,686
Commercial	27,866	21,021	10,002
Construction	6,196	2,209	1,708
Commercial lines of credit	13,570	605	3,014
Commercial loans secured	1,195	994	2,584
Commercial leases	872	154	518
Consumer:
Automobile	40,154	60,789	62,456
Home equity lines of credit	8,669	9,269	5,102
Other	927	1,290	1,573

Total loans originated	$148,594	$159,248	$129,232

Loans purchased:
Real estate loans	$—	$—	$—

Total loans purchased	$—	$—	$—

Loans sold:
Whole loans	$3,449	$11,995	$10,183

Total loans sold	$3,449	$11,995	$10,183

The Bank’s loan originations are derived from a number of sources, including referrals by realtors or automobile dealers, depositors and borrowers and advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. Automobile loans may be originated on an indirect basis through a limited number of approved dealers, and loan applications are accepted at the Bank’s offices.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Real estate loans up to $500,000, as well as all requests for lines of credit up to $250,000, may be approved by the Bank’s Loan Committee, which consists of the Bank’s President, Senior Vice President of Lending and Treasurer and meets weekly. All loans in excess of these amounts must be approved by the full Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the Bank’s car loan manager or assistant manager and reviewed by the Bank’s Sr. Vice President who supervises lending operations.

Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation, (“FHLMC”) and the Federal National Mortgage Association, (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, an appraisal of the real estate is undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loans, and the Bank obtains a Phase I environmental study in connection with its underwriting of acquisition and development loans.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance or an attorney’s certification which ensures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by Federal Emergency Management Agency, pay flood insurance policy premiums.

With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval. No fees are charged in connection with the issuance of a commitment letter. The interest rate is guaranteed until closing.

The Bank is permitted to lend up to 97% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank does provide a first time home buyers loan program in conjunction with the Federal Home Loan Bank of Atlanta where 100% of the loan amount will be funded for qualified buyers. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 90% of the value of the property.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to $8.2 million at September 30, 2004. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2004, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2004, the Bank’s largest loan customer was a $6.9 million relationship consisting of a medical office building and other residential and commercial investment properties. At September 30, 2004, the loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2004, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $179.0 million, or 43.47% of the Bank’s gross loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2004, the Bank had $172.8 million of fixed-rate single-family mortgage loans, which amounted to 96.5% of the Bank’s single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2004, $6.2 million, or 3.5% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

The retention of adjustable-rate loans in the Bank’s portfolio helps reduce the Bank’s exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank’s adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Finally, adjustable-rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds tend to offset this effect.

Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2004, single-family rental property loans totaled $19.3 million, or 4.7%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $7.7 million, $7.0 million and $2.7 million for the years ended September 30, 2004, 2003 and 2002, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from .5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2004, $23.2 million, or 5.6%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank’s construction loans totaled $23.2 million, $16.4 million and $11.7 million at September 30, 2004, 2003, 2002, respectively, and construction loan originations were $6.2 million, $2.2 million and $1.7 million during the years ended September 30, 2004, 2003 and 2002, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2004, the Bank had eight such facilities outstanding totaling $634,000. All acquisition and development loans were performing in accordance with their terms at such date.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million, with the largest having an outstanding principal balance of $4.0 million at September 30, 2004. At September 30, 2004, the Bank had $64.6 million of commercial real estate loans, which amounted to 15.7% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It is the Bank’s policy generally to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial real estate loans made to a legal entity, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the legal entity.

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3 1/2%. As of September 30, 2004, the Bank had $16.0 million of such loans outstanding.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposit.

Automobile loans totaled $88.1 million, or 21.4%, of the Bank’s gross loan portfolio, at September 30, 2004. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 100% of the “sticker price” or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2004, home equity lines of credit totaled $15.6 million, or 3.8% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $13.5 million, or 3.3%, of the Bank’s gross loans at September 30, 2004.

The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less .25% up to the prime rate. The interest rate may not adjust to a rate higher than 18%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 20 years. The minimum monthly payment is 1.5% of the outstanding principal balance. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 2.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2004, savings account loans accounts totaled $1.2 million, or .29%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.9 million at September 30, 2004.

Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 3 points (one point being equal to 1% of the loan amount) on residential and commercial loan originations. The Bank services loans sold to FHLMC and FNMA. The Bank also services participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

Nonperforming Loans and Other Problem Assets. It is management’s policy to continually monitor its loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. Loans which are past due 15 days incur a late fee of 5% of principal and interest due. As a matter of policy, the Bank will send a late notice to the borrower after the loan has been past due 15 days and again after 30 days. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 90 days or more, formal legal proceedings are commenced to collect amounts owed. In the case of automobile loans, late notices are sent after loans are ten days delinquent, and the collateral is seized after a loan is delinquent 60 days. Repossessed cars subsequently are sold at auction.

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2004	2003	2002	2001	2000
	(In thousands)
Loans accounted for on a nonaccural basis: (1)
Real Estate:
Single-family residential	$266	$59	$291	$239	$383
Single-family rental property	—	—	—	—	—
Commercial	606	166	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	1,100	—	—
Consumer	—	75	—	—	—

Total	$872	$300	$1,391	$239	$383
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total non-performance loans	$872	$300	$1,391	$239	$383

Percentage of gross loans	.21%	.08%	.33%	.09%	.15%

Percentage of total assets	.11%	.04%	.24%	.06%	.12%

Other non-performing assets (2)	$33	$283	$229	$134	$126

Loans modified in troubled debt restructuring	$—	$—	$—	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.

(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars.

During the year ended September 30, 2004, gross interest income of $83,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2004 amounted to $28,000.

At September 30, 2004, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2004, nonaccrual loans consisted of five single-family residential mortgage loans aggregating $266,000, and two commercial loans aggregating $606,000.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2004, the Bank had no real estate owned. The Bank had $33,000 of other nonperforming assets, which consisted of the Bank’s inventory of repossessed cars.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2004, the Bank had $4.5 million in classified assets consisting of $3.0 million in assets classified as special mention, $1.0 million in assets classified as substandard, no assets classified as doubtful and $541,000 assets classified as loss. Special mention assets consisted of $1.5 million single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2004, and $968,000 consumer loans 60 to 89 days delinquent at September 30, 2004 and substandard assets consisted of the $1.0 million in nonaccrual loans described above.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income.

Management will continue to actively monitor the Bank’s asset quality and allowance for loan losses. Management will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses and believes such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2004	2003	2002	2001	2000
	(In thousands)
Balance at the beginning of the period	$2,698	$2,199	$1,563	$1,403	$1,273

Loans charged-off:
Real estate mortgage
Single-family residential	—	—	—	20	7
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	159	—	—
Consumer	1,021	1,239	530	324	201

Total charge-off	1,021	1,239	689	344	208
Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	423	379	429	172	176

Total recoveries	423	379	429	172	176
Net loans charged off	(598)	(860)	(260)	(172)	(32)
Provision for loan losses	487	1,359	509	332	162
Allowance assumed in the provision	—	—	387	—	—

Balance at the end of period	$2,587	$2,698	$2,199	$1,563	$1,403

Ratio of net charge-offs to average loans outstanding during the period	.16%	.22%	.09%	.07%	.01%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Real Estate Loans:
Single-family residential	$578	43.47%	$539	46.32%	$760	53.09%	$587	57.94%	$421	59.42%
Single-family rental property	29	4.68	22	3.70	17	2.00	15	2.66	10	1.98
Commercial	455	15.69	396	13.85	314	13.77	151	5.29	136	5.32
Construction	16	5.64	107	4.23	70	2.82	40	3.06	70	2.30
Commercial lines of credit	10	3.89	16	1.65	46	1.01	—	.14	—	.02
Commercial leases	—	.32	—	—	—	.28	—	.46	—	—
Commercial loans secured	52.20		—	.21	—	.38	—	.91	—	.57
Commercial loans unsecured	541.13		569.03		—	—	—	—	—	—
Consumer	906	25.98	1,049	29.83	992	26.65	770	29.54	766	30.39

Total allowance for loan losses	$2,587	100.00%	$2,698	100.00%	$2,199	100.00%	$1,563	100.00%	$1,403	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See “ — Regulation — Depository Institution Regulation — Liquidity Requirements.”

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank’s current investment policy, securities purchases are made by the Bank’s President. The Bank’s President and Treasurer have authority to sell investment securities subject to the Bank’s designation as available for sale and purchase comparable investment securities with similar characteristics. The Board of Directors reviews all securities transactions on a monthly basis.

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2004 the Bank’s securities portfolio consists of both available for sale and held to maturity securities.

Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

Mortgage-related securities, which include collateralized mortgage obligations (“CMOs”), are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into “tranches” or “classes” of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities’ class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer’s cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. The Bank does not purchase residual interests in mortgage-related securities.

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See “Regulation — Depository Institution Regulation — Qualified Thrift Lender Test.”

At September 30, 2004, mortgage-backed securities with an amortized cost of $26.6 million were classified as held to maturity. At September 30, 2004, the Bank’s held to maturity mortgage-backed securities had a weighted average yield of 5.49%.

At September 30, 2004, mortgage-backed securities with an amortized cost of $146.0 million were classified as available for sale. At September 30, 2004, the Bank’s available for sale mortgage-backed securities had a weighted average yield of 3.77%.

At September 30, 2004, the Bank did not have any CMOs, and the Bank’s investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits (“REMICs”).

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2004	2003	2002
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency securities	$124,790	$90,021	$19,360
Mortgage-backed securities	144,260	116,204	60,411
Equity Investments in Mutual Funds	34,158	31,268	25,723

Total Available for Sale	$303,208	$237,493	$105,494

Securities held to maturity:
U.S. government and agency securities	$2,497	$2,500	$4,496
Mortgage-backed securities	26,631	18,394	33,691
FHLB stock	6,105	3,305	3,940

Total Held to Maturity	$35,233	$24,199	$42,127

Total	$338,441	$261,692	$147,621

The following table sets forth information in the scheduled maturities, amortized cost, market values and average yields for the Bank’s investment portfolio at September 30, 2004.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
Securities available for sale:
U.S. government and agency obligations	$500	1.30%	$73,702	2.7%	$46,114	3.37%	$4,987	4.32%	$125,303	$124,790	3.01%
Mortgage-backed securities	—	—	6,105	3.4	42,730	3.69	97,169	3.83	146,004	144,260	3.77
Equity Investment in Mutual Funds	34,762	3.47	—	—	—	—	—	—	34,762	34,158	3.47

Total available for sale	$35,262		$79,807		$88,844		$102,156		$306,069	$303,208

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Value	Carrying Value	Average Value	Carrying Value	Average Value	Carrying Value	Average Value	Carrying Value	Market Value	Average Value
Securities held to maturity:
U.S. government and agency obligations	$500	4.27%	$1,003	1.99%	$994	3.52%	$—	—%	$2,497	$2,496	3.06%
Mortgage-backed securities	—	—	164	7.31	973	6.33	25,494	5.45	26,631	26,895	5.49
FHLB stock	—	—	—	—	—	—	6,105	5.95	6,105	6,105	5.95

Total held to maturity	$500		$1,167		$1,967		$31,599		$35,233	$35,496
Total	$35,762		$80,974		$90,811		$133,755		$341,302	$338,704

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest repayments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine (“ATM”) network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its fifteen offices. The Bank also has a remote ATM at the Forest Hill Lanes in Forest Hill, Maryland and remote ATM’s at three area community college’s, Dundalk Community College, Catonsville Community College and Essex Community College. The Bank also has an Internet based banking system to provide additional customer convenience.

Savings deposits in the Bank at September 30, 2004 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
.34%	None	NOW and Super NOW accounts	$250	$55,869	9.63%
.95	None	Money Market	250	15,356	2.64

		Total demand deposits		71,225	12.27
		Passbook savings deposits:
.84%	None	Regular Passbook	25	84,316	14.53
1.03	None	Money market passbook	10,000	33,063	5.69

		Total passbook savings deposits		$117,379	20.22%

		Certificates of Deposit
.94%	3 months or less	Fixed-term, fixed rate	$1,000	$9,803	1.69%
2.15	6 months	Fixed-term, fixed rate	1,000	16,704	2.88
1.79	12 months	Fixed-term, fixed rate	100	66,081	11.38
1.89	18 months	Fixed-term, fixed rate	100	12,700	2.19
2.67	24 months	Fixed-term, fixed rate	100	56,817	9.78
2.52	30 months	Fixed-term, fixed rate	100	4,881.84
3.08	36 months	Fixed-term, fixed rate	100	12,885	2.22
3.42	42 months	Fixed-term, fixed rate	100	21.01
4.57	48 months	Fixed-term, fixed rate	100	3,948.68
4.63	60 months	Fixed-term, fixed rate	100	89,429	15.40
3.34	$100,000 and over	Fixed-term, fixed rate	N/A	118,625	20.41

		Total Certificates of deposit		391,894	67.48
	Purchase accounting premiums, net			80.02
		Accrued interest payable		44.01

		Total deposits		$580,622	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2004	% of Deposit	Increase (Decrease)	Balance at September 30, 2003	% of Deposits	Increase (Decrease)	Balance at September 30, 2002	% of Deposits
NOW	$55,869	9.63%	$5,312	$50,557	9.15%	$4,729	$45,827	9.19%
Money market deposit	15,356	2.64	(184)	15,540	2.82	(3,369)	18,909	3.79
Passbook savings deposits	117,379	20.22	7,143	110,236	19.97	17,935	92,301	18.50
Certificate of deposit	273,269	47.07	591	272,678	49.42	6,328	266,527	53.44
Certificate of deposit $100,000 and over	118,625	20.41	16,107	102,518	18.57	28,776	73,742	14.78
Purchase accounting premiums, net	80.02		(261)	341.06		(1,051)	1,392.28
Accrued interests payable	44.01		(15)	59.01		(28)	87.02

	$580,622	100.00%	$28,693	$551,929	100.00%	$53,320	$498,785	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year ended September 30,
	2004		2003		2002
	Average Balance	Average Rate(1)	Average Balance	Average Rate (1)	Average Balance	Average Rate(1)
	(Dollars in thousands)
NOW	$35,878.53%		$43,579.61%		$25,423	1.71%
Money Market deposits	15,702.82		15,628	1.03	9,920	1.74
Passbook savings deposits	115,155.90		100,160	2.13	72,364	3.15
Non-interest bearing demand deposits	19,662	—	16,305	—	12,583	—
Certificate of deposit	384,708	3.17	354,349	3.29	262,439	4.23

Total	$571,105	2.37%	$530,021	2.68%	$382,729	3.65%

(1)	Annualized

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2004	2003	2002
	(Dollars in Thousands)
0.76 – 2%	$97,949	$84,309	$16,369
2.01 – 4%	186,991	172,828	167,206
4.01 – 6%	62,612	70,523	80,228
6.01 – 8%	44,342	47,536	76,466

	$391,894	$375,196	$340,269

The following table sets forth the amount and maturities of time deposits at September 30, 2004.

	Amount Due
Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
	(In thousands)
0.76 – 2%	87,589	10,020	275	65	97,949
2.01 – 4%	77,193	49,990	7,491	52,317	186,991
4.01 – 6%	2,504	6,063	25,333	28,712	62,612
6.01 – 8%	34,134	9,763	91	354	44,342

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004. At such date, such deposits represented 20.41% of total deposits and had a weighted average rate of 3.4%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$13,944
Over three through six months	14,886
Over six through 12 months	24,913
Over 12 months	64,882

Total	$118,625

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2004	2003	2002
	(Dollars in Thousands)
Deposits	$579,338	$998,644	$682,641
Increase from WHG merger	—	—	118,218
Withdrawals	(564,198)	(959,547)	(641,844)

Net increase before interest credit	15,140	39,097	159,015
Interest credited	13,553	14,223	13,984

Net increase in savings deposits	$28,693	$53,320	$172,999

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 80% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2004, the Bank had $120.9 million in outstanding FHLB advances.

On June 27, 2002, the Company established a Delaware business trust subsidiary (the “Business Trust”), which issued and sold to private investors 12,500 securities with a liquidation amount of $1,000 per security, for a total of $12.5 million of preferred securities. The Company funded the Business Trust with $387,000 in exchange for 100% of the Business Trust’s common securities. The Business Trust used the proceeds from these transactions to purchase $12,887,000 of floating rate subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Business Trust, and the Business Trust in turn makes interest payments on the trust preferred securities to the private investors.

The trust preferred securities issued by the Business Trust and the subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2004 was 5.67%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank. In 2004, the Company had an annual expense of $1.1 million related to the trust preferred securities.

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

On September 29, 2003, the Company established a second Delaware statutory trust subsidiary (the “Statutory Trust”), which issued and sold to private investors 10,000 securities with a liquidation amount of $1,000 per security, for a total of $10.0 million of preferred securities. The Company funded the Statutory Trust with $310,000 in exchange for 100% of the Statutory Trust’s common securities. The Statutory Trust used the proceeds from these transactions to purchase $10,310,000 of floating rate subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Statutory Trust, and the Statutory Trust in turn makes interest payments on the trust preferred securities to the private investors.

The trust preferred securities and subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2004 was 4.60%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

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

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2004, the Bank was authorized to invest up to approximately $20.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has two subsidiary service corporations, Baltimore County Service Corp. (“BCSC”) and Ebenezer Road, Inc. (“Ebenezer Road”). Further, BCSC has a wholly owned subsidiary, Route 543, Incorporated (“Route 543”). BCSC was formed in the mid 1970’s for the purpose of participating in joint ventures for the development of real estate. The last development project was completed during the year ended September 30, 1996, and at September 30, 2004, BCSC conducted immaterial activities. Route 543 currently is inactive. At September 30, 2004, BCSC had substantially no assets or liabilities. The Bank does not intend to conduct real estate development activities in the future. Ebenezer Road is an insurance agency that sells primarily vendor’s single interest insurance on automobile loans, as well as annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2004.

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

Management considers its market area for gathering deposits and making loans to be the Baltimore metropolitan area in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 2004, it had approximately 2.9% of deposits held by all banks and savings institutions in the Baltimore Metropolitan Area.

Employees

As of September 30, 2004, the Company had 169 full-time and 23 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Savings Association Insurance Fund (“SAIF”). As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

Regulatory Capital Requirements. Under the OTS’s regulatory capital requirements, savings associations must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to at least 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and “total” capital (a combination of “core” and “supplementary” capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See “—Prompt Corrective Regulatory Action.” Certain of the laws and regulations governing the Bank are described below. However, the description does purport to be a complete discussion of the legal and regulatory requirements to which the Bank is subject and is qualified in its entirety by reference to the actual laws and regulations.

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.” Core capital is generally reduced by the amount of the savings association’s intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2004, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2004, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $759.5 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments. As of September 30, 2004, the Bank had no investments for which OTS regulations require a deduction from total capital.

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

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2004, see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2004.

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

Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender (“QTL”) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the “BHCA”) and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and a savings institution and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

To meet the QTL test, an institution’s “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (iii) education loans, small business loans and credit card loans, and (iv) stock in an FHLB. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments consumer loans, 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At September 30, 2004, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

Dividend Limitations. Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a Tier 1 leverage ratio of less than 4.0%. See “Prompt Corrective Regulatory Action.” Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

Savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (w) the institution would not be adequately capitalized following the distribution, (x) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, the Savings association is not eligible for “expedited treatment” under OTS regulations (generally, examination and Community Reinvestment Act ratings in one of the two top categories), or (y) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Taxation.” The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any earnings of the Bank in a manner which would limit either institution’s bad debt deduction or create federal tax liabilities.

Deposit Insurance. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association’s primary federal regulator and information which the FDIC determines to be relevant to the association’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association’s state supervisor). An association’s assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from zero basis points for an association in the highest category (i.e., well-capitalized and healthy) to 27 basis points of assessable deposits for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern.) In addition to the assessment for deposit insurance, all FDIC-insured savings associations and commercial banks are required to make payments on bonds issued in the 1980s by the Financing Corporation to capitalize the predecessor to the SAIF. During fiscal 2003, such payments approximated 1.52 basis points.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Atlanta, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2004, of $6.1 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2004, the Bank had $120.9 million in advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts from $7.0 million up to $47.6 million, plus 10% on the amount over $47.6 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2004, the Bank met its reserve requirements.

Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier I risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%

*	3.0% if institution has composite 1 CAMELS rating.

A “critically undercapitalized” savings institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

Safety and Soundness Standards. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each Federal banking agency was required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the Federal banking agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that these regulatory standards do not materially affect the Bank’s operations.

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

At September 30, 2004, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $8.2 million. At such date, the largest aggregate amount of loans that the Bank had outstanding to any one borrower was $6.9 million.

Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal bank regulators.

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

Management believes that the Bank’s current lending policies conform to the Interagency Guidelines.

Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank’s capital. Affiliates of the Bank include the Company, the MHC, BCSB Bancorp Capital Trust I, BCSB Capital Trust II and any company which is under common control with the Bank.

The Bank’s authority to extend credit to executive officers, trustees and 10% shareholders, as well as entities under such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain approval procedures to be followed.

Regulation of the Company

The Company is a savings and loan holding company within the meaning of Section 10 of the HOLA and, as such, the Company is subject to OTS regulation, examination and supervision.

According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

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

The HOLA prohibits a savings and loan holding company, such as the Company, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (or holding company thereof) or acquiring all or substbantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987, (iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire

“control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings insititution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contains provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”) and provisions which directed the Securities and Exchange Commission (the “SEC”) to promulgate rules. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which will enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and as of the end of June, 2003, all ownership reports must be electronically filed.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and resolve disagreements with the Company’s independent auditor.

Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

Taxation

General. The Company and the Bank, together with the Bank’s subsidiaries, file a consolidated federal income tax return based on a fiscal year ending September 30. Consolidated returns have the effect of deferring gain or loss on intercompany transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

Federal Income Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. However, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into “qualifying real property loans,” which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank historically has elected to use the percentage method.

Earnings appropriated to an institution’s bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

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

The Bank’s tax returns were last audited for the year ended September 30, 1994.

Under provisions of the Revenue Reconciliation Act of 1993 (“RRA”), enacted on August 10, 1993, the maximum federal corporate income tax rate was increased from 34% to 35% for taxable income over $10.0 million, with a 3% surtax imposed on taxable income over $15.0 million. Also under provisions of RRA, a separate depreciation calculation requirement has been eliminated in the determination of adjusted current earnings for purposes of determining alternative minimum taxable income, rules relating to payment of estimated corporate income taxes were revised, and certain acquired intangible assets such as goodwill and customer-based intangibles were allowed a 15-year amortization period. Beginning with tax years ending on or after January 1, 1993, RRA also provides that securities dealers must use mark-to-market accounting and generally reflect changes in value during the year or upon sale as taxable gains or losses. The IRS has indicated that financial institutions which originate and sell loans will be subject to the rule.

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

For additional information regarding taxation, see Note 15 of Notes to Financial Statements.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2004.

	Year Opened	Owned or Leased		Expiration Date (If Leased) (1)	Book Value at September 30, 2004	Approximate Square Footage	Deposits at September 30, 2004
							(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased	(2)	November 2018	$212,223	8,000	$142,510
Branch Offices:
Bel Air	1975	Leased		June 2008	—	2,000	49,976
Dundalk (3)	1976	Leased		June 2006	—	1,700	49,137
Timonium	1978	Leased		July 2008	—	1,250	76,323
Catonsville	2003	Leased		April 2011	—	3,550	54,814
Abingdon	1999	Leased	(2)	October 2008	435,959	1,800	15,512
Forest Hill	1999	Leased	(2)	July 2019	379,068	1,800	23,042
Essex	1999	Leased		November 2004	—	3,200	13,853
Hickory	2000	Leased	(2)	January 2020	436,287	1,800	11,071
White Marsh	2000	Leased	(2)	January 2015	489,549	1,800	26,837
Carney	2001	Leased		July 2011	—	2,100	24,392
Lutherville (4)	2002	Owned			585,760	7,440	28,759
Golden Ring (4)	2002	Leased		May 2006	—		27,989
Hamilton (4)	2002	Owned			136,101	1,500	9,208
Ellicott City (4)	2002	Leased		August 2020	—		27,199
Administrative Office:
4111 E. Joppa Road	1994	Owned			1,209,167	18,000
Warehouse	1998	Leased		September 2006	—	4,800
4117 E. Joppa Road	2003	Owned			563,318	2,616

(1)	– All leases have at least one five-year option, except for Catonsville, Ellicott City and Golden Ring locations.

(2)	– Building is owned, but the land is leased.

(3)	– The Bank also is leasing a kiosk and drive-in ATM facility at this location.

(4)	– Branch acquired in WHG Brancshares acquisition.

The book value of the Bank’s investment in premises and equipment totaled $9.2 million at September 30, 2004. See Note 5 of Notes to Financial Statements.

Item 3.	Legal Proceedings.

From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. Except as set forth below, at September 30, 2004, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank or their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss.

The Bank obtained judgments on June 5, 2002 in the amount of $1,500,000 against Key Leasing & Rental, Inc. and related parties before the Circuit Court of Baltimore County, and filed similar claims against the same Defendants in pending bankruptcy cases in the U.S. Bankruptcy Court for the District of Maryland (Baltimore) on October 21, 2002 in the case of the individual defendants and on November 1, 2002 in the case of Key Leasing & Rental, Inc. The judgments and bankruptcy filing seek to secure the Bank’s interest in automobile leases pledged as collateral to Baltimore County Savings Bank and to recover any deficiency balances remaining after the disposal of the collateral. The Bank has foreclosed upon the collateral pursuant to a consent agreement reached between the Bank and the US Bankruptcy Trustee on November 22, 2002 and projected a loss of $31,000 in the most recent filing with the Bankruptcy court.

The Bank obtained judgments on September 17, 2003 in the amount of $705,785.88 against ATG Sales, LLC T/A Auto Gallery and Robert P and Karen R. King before the Circuit Court of Baltimore County, and filed a similar claim against Robert P. King in a pending bankruptcy case in the United States Bankruptcy Court for the District of Maryland (Baltimore) on September 3, 2004. The judgments seek to secure the Bank’s interest in connection with a delinquent commercial loan and over advance liability of the defendants. The bank has foreclosed upon certain collateral and entered into a forbearance and repayment agreement with the Defendant.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2004 Beginning date: July 1 Ending date: July 31	420	$14.00	—	—
August 2004 Beginning date: August 1 Ending date: August 31	—	—	—	—
September 2004 Beginning date: September 1 Ending date: September 30	—	—	—	—

(1)	Shares were repurchased by the Company upon the vesting of restricted stock awards to satisfy income tax withholding obligations.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” on page 2 in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 15 in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained under the section captioned “Market Risk” on page 5 in the Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditor’s Report and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed herewith as Exhibit 14.

Item 11.	Executive Compensation

The information contained under the sections captioned “Proposal I — Election of Directors — Executive Compensation,” “ — Director Compensation,” “— Compensation Committee Report on Executive Compensation,”—”Compensation Committee Interlocks and Insider Participation,” and “— Comparative Stock Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)

Security Ownership of Certain Beneficial Owners and Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	135,525	$9.88	91,524
Equity compensation plans not approved by security holders	—	—	—
Total	135,525	9.88	91,524

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Management” in the Proxy Statement.

PART IV

Item 14.	Principal Accountant Fees and Services

The information contained under the section captioned “Audit and Other Fees Paid to Independent Accountant” in the Proxy Statement is hereby incorporated by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

Independent Auditors’ Report

Consolidated Statement of Financial Condition as of September 30, 2004 and 2003

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

* 3.1	Charter of BCSB Bankcorp, Inc.

* 3.2	Bylaws of BCSB Bankcorp, Inc.

** 4.1	Form of Common Stock Certificate of BCSB Bankcorp, Inc.

*** 4.2	Indenture between BCSB Bancorp, Inc. and Wells Fargo, N.A. dated June 30, 2002

*** 4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.2)

*** 4.4	Indenture between BCSB Bancorp, Inc. and Wells Fargo N.A. dated September 30, 2004

*** 4.5	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.4)

*** 10.1	BCSB Bankcorp, Inc. 1999 Stock Option Plan

*** 10.2	BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement

* 10.3	Amended and Restated Form of Change-in-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran

****10.4	Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended

* 10.5	Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan

****10.6	Form of Change-in-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein

****10.7	Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan

*** 10.8	Trust Preferred Securities Guarantee Agreement by and between BCSB Bancorp, Inc. and Wells Fargo dated June 30, 2002

*** 10.9	Guarantee Agreement by and between BCSB Bancorp, Inc. and Wells Fargo, N.A. dated September 30, 2004

13	2004 Annual Report to Stockholders

*** 14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Beard Miller Company, LLP

31.1	Rule 13a-14(a) Certification of President

31.2	Rule 13a-14(a) Certification of Vice President and Treasurer

32	Section 1350 Certification

*	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-44831).

**	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A.

***	Incorporated herin by reference from the Company’s Form 10-K filed on December 29, 2003.

****	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

****	Incorporated herein by reference from the Company’s Annual Report for the year ended September 30, 2002.

(c) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCSB BANKCORP, INC.
December 28, 2004

	By:	/s/ Gary C. Loraditch
Gary C. Loraditch
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary C. Loraditch	December 28, 2004
Gary C. Loraditch
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bonnie M. Klein	December 28, 2004
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl	December 28, 2004
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox	December 28, 2004
H. Adrian Cox
Vice Chairman of the Board

/s/ William J. Kappauf, Jr.	December 28, 2004
William J. Kappauf, Jr.
Director

/s/ William M. Loughran	December 28, 2004
William M. Loughran
Vice President and Director

/s/ John J. Panzer, Jr.	December 28, 2004
John J. Panzer, Jr.
Director

/s/ P. Louis Rohe, Jr.	December 28, 2004
P. Louis Rohe, Jr.
Director

/s/ Michael J. Klein	December 28, 2004
Michael J. Klein
Director