Form 10-Q
period 2004-12-31
BCSB BANKCORP INC
filed 2005-02-11
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 0-24589

BCSB BANKCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

United States	52-2108333
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236

(Address of Principal Executive Offices)

(410) 256-5000

Issuer’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2005, the issuer had 5,900,048 shares of Common Stock issued and outstanding.

CONT ENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2004	September 30, 2004
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$16,819	$14,852
Interest bearing deposits in other banks	2,580	2,579
Federal funds sold	284	384

Cash and Cash Equivalents	19,683	17,815

Interest bearing time deposits	100	100
Investment securities, available for sale	153,700	158,948
Investment securities, held to maturity	2,497	2,497
Loans receivable, net	392,872	386,136
Mortgage backed securities, available for sale	141,348	144,260
Mortgage backed securities, held to maturity	26,433	26,631
Premises and equipment, net	10,108	9,240
Federal Home Loan Bank of Atlanta stock, at cost	6,553	6,105
Bank Owned Life Insurance	12,263	11,912
Goodwill	2,294	2,294
Accrued interest and other assets	7,752	7,680

Total assets	$775,603	$773,618

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$21,179	$19,309
Interest-bearing	564,606	561,313

Total Deposits	585,785	580,622

Federal Home Loan Bank of Atlanta advances	117,627	120,920
Junior Subordinated Debentures	23,197	23,197
Other liabilities	5,250	4,750

Total liabilities	731,859	729,489

Commitments and contingencies

Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,900,048 and 5,899,173 shares issued and outstanding At December 31, 2004 and September 30, 2004, respectively)	59	59
Additional paid-in capital	21,010	20,969
Obligation under Rabbi Trust	1,233	1,222
Retained earnings (substantially restricted)	25,234	25,407
Accumulated other comprehensive loss (net of taxes)	(2,065)	(1,755)

	45,471	45,902
Employee Stock Ownership Plan	(547)	(593)
Stock held by Rabbi Trust	(1,180)	(1,180)

Total stockholders’ equity	43,744	44,129

Total liabilities and stockholders’ equity	$775,603	$773,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2004	2003
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,657	$5,653
Interest on mortgage backed securities	1,637	1,200
Interest and dividends on investment securities	1,310	943
Other interest income	29	14

Total interest income	8,633	7,810

Interest Expense
Interest on deposits	3,528	3,371
Interest on borrowings – short term	242	44
Interest on borrowings – long term	533	261
Other interest expense – debentures	321	268

Total interest expense	4,624	3,944

Net interest income	4,009	3,866
Provision for losses on loans	120	182

Net interest income after provision for losses on loans	3,889	3,684

Other Income
Mortgage Banking Operations	2	24
Fees on transaction accounts	189	211
Loss from sale of investments and mortgage backed securities	(11)	(5)
Income from Bank Owned Life Insurance	113	122
Miscellaneous income	5	174

Other income, net	298	526

Non-Interest Expenses
Salaries and related expense	2,326	2,176
Occupancy expense	400	487
Data processing expense	536	386
Property and equipment expense	309	301
Advertising	158	241
Telephone, postage and office supplies	140	146
Other expenses	245	194

Total non-interest expenses	4,114	3,931

Income before tax (benefit) / provision	73	279
Income tax (benefit) / provision	(13)	91

Net income	$86	$188

Net Income Per Share of Common Stock

Basic and diluted earnings per share	$.01	$.03

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2004	2003
	( in thousands)
Net Income	$86	$188
Other comprehensive income, net of tax:
Unrealized net holdings losses on Available-for-sale portfolios, net of tax $(198) and $(394)	(317)	(628)
Reclassification adjustment for (gains) losses Included in net income, net of tax & $4 and $2	7	3

Comprehensive Income (loss)	$(224)	$(437)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Operating Activities
Net income	$86	$188
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage backed securities	11	5
Loans originated for sale	—	(2,696)
Loans sold	—	2,778
Gain on sale of loans	—	(24)
Amortization of deferred loan fees and cost, net	(23)	(85)
Provision for losses on loans	120	182
Non-cash compensation under Stock-based Benefit Plan	77	77
Amortization of purchase premiums and discounts, net	118	71
Provision for depreciation	215	236
Loss (gain) on sale of repossessed assets	135	(77)
Increase in cash surrender value of bank owned life insurance	(351)	(122)
Decrease in accrued interest and other assets	102	497
Increase in other liabilities	280	783
Decrease in obligation under Rabbi-Trust	11	8

Net cash provided by operating activities	781	1,821

Cash Flows from Investing Activities
Purchase of Bank Owned Life Insurance	—	(11,425)
Purchase of investment securities – available for sale	(1,352)	(4,267)
Proceeds from maturities of investment securities – available for sale	1,500	5,500
Proceeds from sale of investment securities – available for sale	4,653	4,987
Purchases of investment securities – held to maturity	—	(1,004)
Proceeds from maturities of investment securities – held to maturity	—	500
Net decrease/ (increase) in loans	(7,145)	5,515
Purchase of mortgage backed securities – available for sale	(6,607)	(4,985)
Principal collected on mortgage backed securities	9,424	7,468
Proceeds from sale of mortgage backed securities - available for sale	1,446	1,447
Purchase of mortgage backed securities – held to maturity	(1,303)	(1,096)
Proceeds from sales of repossessed assets	95	77
Investment in premises and equipment	(1,083)	(98)
Purchase of Federal Home Loan Bank of Atlanta Stock, net	(448)	—
Decrease in accounts payable Trade Date Securities	—	(11,998)

Net cash used by investing activities	(820)	(9,379)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$5,190	$3,925
Net increase in advances by borrowers for taxes and insurance	216	1
Proceeds from Federal Home Loan Bank of Atlanta advances	43,650	29,800
Repayment of Federal Home Loan Bank of Atlanta advances	(46,900)	(29,800)
Exercised Stock Options	10	112
Increase in dividends payable	—	2
Dividends on stock	(259)	(257)

Net cash provided by financing activities	1,907	3,783

Increase (Decrease) in cash equivalents	1,868	(3,775)
Cash and cash equivalents at beginning of period	17,816	23,208

Cash and cash equivalents at end of period	$19,783	$19,433

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$4,581	$3,933

Income taxes	$—	$87

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bankcorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the “Bank”), and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Baltimore County Service Corporation and Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. It’s operations are not material to the consolidated financial statements.

The “Company” owns 100% of the common stock of BCSB Capital Trust I and BCSB Capital Trust II and in accordance with FASB Interpretation Number 46 these entities have not been consolidated in the accompanying consolidated financial statements.

Note	2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities and deferred tax assets.

Note	3 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note	4 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2004 and 2003 is as follows:

	For the Three Months Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Income available to share holders	$86	$5,811	$.01

Diluted EPS
Effect of dilutive shares	—	50	—

Income available to shareholders plus assumed conversions	$86	$5,861	$.01

	For the Three Months Ended December 31, 2003
Basic EPS
Income available to share holders	$188	$5,778	$.03

Diluted EPS
Effect of dilutive shares	—	54	—

Income available to shareholders plus assumed conversions	$188	$5,832	$.03

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note	5 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$52,857	6.94%	$11,430	1.50%	$	N/A	N/A	%
Tier I capital (2)	52,857	13.56	N/A	N/A		23,393	6.00
Core (1)	52,857	6.94	30,479	4.00		38,099	5.00
Risk-weighted (2)	54,993	14.10	31,191	8.00		38,989	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plan

Stock-Based Employee Compensation- At December 31, 2004 and 2003 the Company has four stock-based employee compensation plans, which are described more fully in the 2004 Annual Report. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost is recorded for the value of shares of common stock granted to certain employees and directors under the Bank’s Management Recognition Plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended December 31,
	2004	2003
	(dollars in thousands except per share data)
Net Income, as reported	$86	$188
Add: Stock-based Compensation
Included in the determination of net income as reported, net of tax	62	62
Deduct: Total stock-based compensation
Expense determined under fair value method for all awards, net of tax	(70)	(75)

Pro forma net income	$78	$175

Earnings per share:

Basic-as reported	$.01	$.03

Basic-pro forma	$.01	$.03

Diluted-as reported	$.01	$.03

Diluted-pro forma	$.01	$.03

Note 7 - Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF”) 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123(“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity of liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Note 8 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loans facilities to customers. The Company, generally holds collateral and/or personal guarantees supporting these commitments. The Company has $625,000 of standby letters of credit as of December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2004 for guarantees under standby letters of credit issued is not considered to be material.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bankcorp is a growing company headquartered in Baltimore, Maryland. The Company provides general consumer and commercial banking services in the greater Baltimore Metropolitan area. The Company will open two new branches in the next quarter, one in Honeygo, Maryland and another in Sparks, Maryland. The Company has also signed a contract to open a branch in the Owings Mills area. The anticipated opening is the second half of 2005.

The Company’s net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest earning assets and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company’s net income also is affected by the level of other income, which primarily consists of fees and charges, and levels of non-interest expenses such as salaries and related expenses.

The operations of the Company are significantly affected by prevailing economic conditions, competition and the monetary, fiscal and regulatory policies of governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities and the levels of personal income and savings in the Company’s market area.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses.

The Company adopted the disclosure only provisions of FASB Statement No. 123, see note 6 to the consolidated financial statements. The Company does not expect to expense the fair market value of stock options until required for reporting periods beginning after June 15, 2005.

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2004 and September 30, 2004

During the three months ended December 31, 2004, the Company’s assets increased by $2.0 million, or .30% from $773.6 million at September 30, 2004 to $775.6 million at December 31, 2004. The Company’s interest bearing deposits in other banks remained stable at $2.5 million at December 31, 2004 and September 30, 2004. The Company’s investment portfolio available for sale decreased $5.2 million or 3.3%, from $158.9 million at September 30, 2004 to $153.7 million at December 31, 2004. The Company’s investment portfolio held to maturity remained stable at $2.5 million at September 30, 2004 and December 31, 2004. Net loans receivable, increased $6.7 million, or 1.7%, from $386.2 million at September 30, 2004 to $392.9 million at December 31, 2004. The Company’s mortgage-backed securities available for sale decreased by $3.0 million, or 2.1%, from $144.3 million at September 30, 2004 to $141.3 million at December 31, 2004. The Company’s mortgage-backed securities held to maturity decreased $200,000, or ..7% from $26.6 million at September 30, 2004 to $26.4 million at December 31, 2004. The cash surrender value on the Bank Owned Life Insurance increased $351,000, or 2.9% from $11.9 million at September 30, 2004 to $12.2 million at December 31, 2004. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. As a result of the low interest rate environment during the three months ended December 31, 2004 Management’s emphasis has been on short term loans such as automobile loans, home equity loans and short term mortgages.

Deposits increased by $5.2 million, or.9%, from $580.6 million at September 30, 2004 to $585.8 million at December 31, 2004. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand. Advances from the Federal Home Loan Bank of Atlanta decreased by $3.3 million, or 2.7% from $120.9 million at September 30, 2004 to $117.6 million at December 31, 2004.

Stockholders’ equity decreased by $385,000, or .9% from $44.1 million at September 30, 2004 to $43.7 million at December 31, 2004, which was primarily attributable to the increase in accumulated other comprehensive loss of $310,000 from, a negative $1.7 million at September 30, 2004 to a negative $2.1 million at December 31, 2004. These unrealized losses are considered temporary as they reflect market values on December 31, 2004 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair value. This decline in value has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Net Income. Net income decreased by $102,000, or 54.3%, from $188,000 for the three months ended December 31, 2003 to $86,000 for the three months ended December 31, 2004. The decrease in net income was primarily attributable to an increase in non-interest expenses of $183,000. This was partially offset by decreases in the provision for loan losses and income taxes.

Net Interest Income. Net interest income was $4.0 million for the three months ended December 31, 2004, compared to $3.9 million for the three months ended December 31, 2003, representing an increase of $143,000, or 3.7%. The increase was primarily due to the increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $132.2 million, or 22.3% from $593.1 million for the three months ended December 31, 2003 to $725.3 million at December 31, 2004. The increase in the average balance of interest earning-assets more than offset the decrease in the average rate on interest-earning assets of 51 basis points from, 5.27% for the three months ended December 31, 2003 to 4.76% for the three months ended December 31, 2004. Due to declining interest rates and loans re-pricing faster than deposits the interest rate spread decreased 50 basis points from, 2.70% for the three months ended December 31, 2003 to 2.20% for the three months ended December 31, 2004. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 96.75% for the three months ended December 31, 2003 to 100.22% for the three months ended December 31, 2004. The Company’s spread has decreased due to its strategy of making loans and purchasing mortgage backed securities and investments in a prevailing low rate economy. In an effort to avoid long term fixed rate assets in the current interest rate environment, the Company’s investment strategy was to purchase securities that were short term in nature and had step-up provisions. Likewise, investments in mortgage-backed securities were primarily in adjustable loan products or maturities of ten years or less. Improvements in spread should occur as interest rates rise and the company has the resources from either re-pricing assets or new funds received.

Interest Income. Interest income increased by $823,000, or 10.5% from $7.8 million for the three months ended December 31, 2003 to $8.6 million for the three months ended December 31, 2004. Interest and fees on loans remained relatively stable at $5.6 million for the three months ended December 31, 2003 and 2004. This was primarily due to an increase in the average balance of loans receivable of $25.8 million, or 7.1% from $361.6 million at December 31, 2003 to $387.4 million at December 31, 2004. The increase in the average balance of loans offset the decrease in the average yield on loans of 41 basis points from 6.25% for the three months ended December 31, 2003 to 5.84% for the three months ended December 31, 2004. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $437,000 or 36.4% from $1.2 million for the three months ended December 31, 2003 to $1.6 million for the three months ended December 31, 2004. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $108.1 million at December 31, 2003 to $171.6 million at December 31, 2004. Interest and dividends on investment securities increased by $367,000 or 38.9% from $943,000 for the three months ended December 31, 2003 to $1.3 million for the three months ended December 31, 2004. This was primarily due to an increase in the average balance of investments of $42.8 million from, $119.6 million at December 31, 2003 to $162.4 million at December 31, 2004, and an increase in the average yield of 8 basis points from, 3.15 % for the three months ended December 31, 2003 to 3.23% for the three months ended December 31, 2004.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.9 million for the three months ended December 31, 2003 to $4.6 million for the three months ended December 31, 2004 an increase of $680,000 or 17.2%. Interest on deposits increased $156,000 due to an increase in the average volume of deposits of $31.6 million, or 5.7% from $555.2 million at December 31, 2003 to $586.8 million at December 31, 2004. This was partially offset by a decrease in the average yield on deposits of 3 basis points from 2.43% at December 31, 2003 to 2.40% at December 31, 2004. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $198,000 for the three months ended December 31, 2004, and interest on long-term borrowings increased by $272,000 for the three months ended December 31, 2004. This increase was primarily due to an increase of $28.8 million in the average balance of short term advances from the Federal Home Loan Bank of Atlanta, from $16.2 million at December 31, 2003 to $45.1 million at December 31, 2004.Long-term advances from the FHLB of Atlanta also increase by $50.0 million from, $18.0 million at December 31, 2003 to $68.0 million at December 31, 2004. The Company has $48.8 million in short term advances and $68.0 million in long term advances with the Federal Home Loan Bank of Atlanta. The funds from these advances were used to purchase short term investment securities and mortgage backed securities in an effort to mitigate interest rate risk and have funds available to reinvest as interest rates rise. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which was $321,000 for the three month period ending December 31, 2004, compared to $268,000 for the three month period ending December 31, 2003.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2004 and 2003. Total average assets are computed using month-end balances.

The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	For the Three Months Ended December 31,
	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$387,440	$5,657	5.84%	$361,599	$5,653	6.25%
Mortgage-backed securities	171,613	1,637	3.82	108,150	1,200	4.44
Dividends and investment securities	162,362	1,310	3.23	119,575	943	3.15
Other Investments	3,894	29	2.98	3,800	14	1.47

Total Interest-earning assets	725,309	8,633	4.76	593,124	7,810	5.27
Bank Owned Life Insurance	11,953			11,336
Noninterest-earning assets	37,190			57,448

Total assets	$774,452			$661,908

Interest-bearing liabilities:
Deposits	$586,808	$3,527	2.40%	$555,192	$3,371	2.43%
FHLB Advances short-term	45,089	242	2.15	16,258	44	1.08
FHLB Advances long-term	68,000	533	3.14	18,000	261	5.80
Junior Subordinated Debentures	22,500	321	5.71	22,500	268	4.76
Other liabilities	1,317	1.30		1,094	1	0.37

Total interest-bearing liabilities	723,714	4,624	2.56	613,044	3,944	2.57

Noninterest-bearing liabilities	6,588			4,752

Total liabilities	730,302			617,796
Stockholders’ Equity	44,150			44,112

Total liabilities and stockholders’ equity	$774,452			$661,908

Net interest income		$4,009			$3,866

Interest rate spread			2.20%			2.70%

Net interest margin			2.21%			2.61%

Ratio average interest earning assets/interest bearing liabilities			100.22%			96.75%

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

	For Three Months Ended December 31,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$392	$(362)	$(26)	$4
Mortgage-backed securities	712	(173)	(102)	437
Investment securities and FHLB Stock	334	24	9	367
Other interest-earning assets	0	15	0	15

Total interest-earning assets	1,438	(496)	(119)	823

Interest expense:
Deposits	192	(34)	(2)	156
FHLB advances short term	63	54	81	198
FHLB advances long term	728	(121)	(335)	272
Trust Preferred Securities	0	54	0	54
Other liabilities	0	0	0	0

Total interest-bearing liabilities	890	(50)	(160)	680

Change in net interest income	$548	$(446)	$41	$143

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established provisions for losses on loans of $120,000 for the three months ended December 31, 2004, as compared to $182,000 for the three months ended December 31, 2003, representing a decrease of $62,000. Loan chargeoffs for the three months ended December 31, 2004 were $64,000 as compared to $329,000 for the three months ended December 31, 2003 a decrease of $265,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $35,000 for the three months ended December 31, 2004 compared to $26,000 for the three months ended December 31, 2003. Non performing loans at December 31, 2004 were $1.4 million as compared to $430,000 at December 31, 2003. The total loss allowance allocated to loans is $2.6 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $228,000, or 43.3% from $526,000 for the three months ended December 31, 2003 to $298,000 for the three months ended December 31, 2004. The decrease in other income for the three months ended December 31 2004 was partially attributable to losses on repossessed assets of $135,000 for the three months ended December 31, 2004 compared to a gain of $77,000 for the three months ended December 31, 2003. Mortgage banking operations also decreased $22,000 for the three months ended December 31, 2004. There were no loan sales during the three months ended December 31, 2004. Fees on transaction accounts also decreased $22,000 from $211,000 for the three months ended December 31, 2003 to $189,000 for the three months ended December 31, 2004, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) decreased $9,000 for the three months ended December 31, 2004 from $122,000 for the three months ended December 31, 2003, to $113,000 for the three months ended December 31, 2003.This decrease was due to an adjustment in the rate of dividends paid on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $183,000, from $3.9 million for the three months ended December 31, 2003 to $4.1 million for the three months ended December 31, 2004. The Company experienced increases of $150,000 in salaries and related expenses, from $2.1 million for the three months ended December 31, 2003 to $2.3 million for the three months ended December 31, 2004. Salaries and related expenses increased as the Company hired new personnel to staff the new offices opening next quarter. Data processing expense increased $150,000, from $386,000 for the three months ended December 31, 2003 to $536,000 for the three months ended December 31, 2004. The increase in data processing expenses was primarily due to the Bank’s decision not to renew its contracts with Intrieve and to convert its data processing system to Fiserv. The several contracts with Intrieve could not be terminated together. Therefore an early termination penalty of $273,000 was recognized. This was partially offset by a credit of $150,000 from Fiserv. Other expenses increased by $51,000, from $194,000 for the three months ended December 31, 2003 to $245,000 for the three months ended December 31, 2004. These increases were partially offset by a decrease in occupancy expense by $87,000, from $487,000 for the three months ended December 31, 2003 to $400,000 for the three months ended December 31, 2004. Advertising expense also decreased $83,000, from $241,000 for the three months ended December 31, 2003 to $158,000 for the three months ended December 31, 2004. During the next quarter, non-interest expenses will likely increase due to the opening of two new offices. However, the offices are strategically placed to eventually increase the overall performance of the Company.

Income Taxes. The Company’s income tax (benefit)/expense was $(13,000) and $91,000 for the three months ended December 31, 2004 and 2003, respectively. The Company’s effective tax rates were (17.8)% and 32.6% for the three months ended December 31, 2004 and 2003, respectively. The Company’s effective tax rate decreased for the three months ended December 31, 2004 as compared to the same quarter in the prior year as the Company earned non-taxable income from investments and $113,000 non-taxable income form the Bank Owned Life Insurance during the three months ended December 31, 2004.

Commitments, Contingencies and Off-balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2004	September 30, 2004
	(In thousands)
Commitments to originate new loans	$14,907	$7,616
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	22,461	24,330
Commercial letters of credit	625	634

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 20 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Contractual Obligations

As of December 31, 2004

	Payments due by period
	(dollars in thousands)
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
Time Deposits	$193,103	$126,925	$71,121	$—	$391,149
Long-term borrowings	48,850	59,000	—	9,000	116,850
Trust Preferred Securities				23,197	23,197
Service contracts	1,379	1,529	1,529	1,402	5,839
Lease obligations	1,094	2,439	1,846	10,533	15,912

Total contractual cash obligations	$244,426	$189,893	$74,496	$44,132	$552,947

Asset Quality

At December 31, 2004, the Company had approximately $1.4 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .19% of total assets. At September 30, 2004, non-performing assets were $905 000 or .11% of total assets. The Bank’s net charge-offs for the three months ended December 31, 2004 were $29,000. The Bank’s allowance for loan losses was $2.6 million at December 31, 2004 and $2.7 million at September 30, 2004.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2004	At September 30, 2004
	(in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$725	$266
Multi-family residential	—	—
Commercial Real Estate	557	606
Construction	—	—
Commercial Loans	—	—
Land	70	—
Consumer Loans	4	—

Total Nonaccrual loans	1,356	872
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	1,356	872
Other non-performing assets	97	33

Total nonperforming assets	$1,453	$905

Nonperforming loans to loans receivable, net	.35%	.23%
Nonperforming assets as a percentage of loans and foreclosed real estate	.37%	.23%
Nonperforming assets to total assets	.19%	.11%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31
	2004	2003
Balance at beginning of period	$2,587	$2,698

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	64	329

Total charge-offs	64	329

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	35	26

Total recoveries	35	26
Net loans charged-off	(29)	(303)
Provision for loan losses	120	182

Balance at end of period	$2,678	$2,577

Ratio of net charge-offs to average loans outstanding during the period	.01%	.08%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2004, the Company had $2.2 million in classified assets, consisting of $2.1 million in substandard and loss loans, $0 in foreclosed real estate and $ 97,000 in other repossessed assets. At September 30, 2004, the Company had $1.6 million in substandard and loss loans, consisting of $1.6 million in loans, $0 in foreclosed real estate and $33,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At December 31, 2004, the Company has identified approximately $2.7 million in assets classified as special mention.

Liquidity and Capital Resources

At December 31, 2004, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2004 and 2003, the Company had $41.8 million and $26.0 million, respectively, of loan originations. During the three months ended December 31, 2004 and 2003, the Company purchased investment securities in the amounts of $1.0 million and $5.0 million, respectively, and mortgage-backed securities in the amounts of $7.9 million and $6.0 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average daily liquidity ratio for the month of December was approximately 49.9%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2004, cash, interest-bearing deposits in other banks and federal funds sold were $16.8 million, $2.6. million and $284,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2004 totaled $193.0 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2004, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $625,000, $22.5 million and $14.9 million respectively.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company’s loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income.

The Company monitors whether material changes in market risk have occurred since September 30, 2004. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the

Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANKCORP, INC.

Date: February 9, 2005	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: February 9, 2005	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)