Form 10-Q/A
period 2004-12-31
BCSB BANKCORP INC
filed 2005-02-25
CIK 1052101

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

EXPLANATORY NOTE

BCSB Bankcorp, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to correct certain information presented for the three months ended December 31, 2003 that inadvertently had been reported incorrectly on the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed on February 11, 2005.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2004	2003
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,657	$5,653
Interest on mortgage backed securities	1,637	1,200
Interest and dividends on investment securities	1,310	943
Other interest income	29	14

Total interest income	8,633	7,810

Interest Expense
Interest on deposits	3,528	3,371
Interest on borrowings – short term	242	44
Interest on borrowings – long term	533	261
Other interest expense – debentures	321	268

Total interest expense	4,624	3,944

Net interest income	4,009	3,866
Provision for losses on loans	120	182

Net interest income after provision for losses on loans	3,889	3,684

Other Income
Mortgage Banking Operations	2	24
Fees on transaction accounts	189	211
Loss from sale of investments and mortgage backed securities	(11)	(5)
Income from Bank Owned Life Insurance	113	122
Miscellaneous income	5	174

Other income, net	298	526

Non-Interest Expenses
Salaries and related expense	2,326	2,176
Occupancy expense	400	487
Data processing expense	536	386
Property and equipment expense	309	301
Advertising	158	241
Telephone, postage and office supplies	140	146
Other expenses	245	194

Total non-interest expenses	4,114	3,931

Income before tax (benefit) / provision	73	279
Income tax (benefit) / provision	(13)	54

Net income	$86	$226

Net Income Per Share of Common Stock

Basic and diluted earnings per share	$.01	$.04

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2004	2003
	( in thousands)
Net Income	$86	$226
Other comprehensive income, net of tax:
Unrealized net holdings losses on Available-for-sale portfolios, net of tax $(198) and $(394)	(317)	(628)
Reclassification adjustment for (gains) losses Included in net income, net of tax & $4 and $2	7	3

Comprehensive Income (loss)	$(224)	$(399)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Operating Activities
Net income	$86	$226
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage backed securities	11	5
Loans originated for sale	—	(2,696)
Loans sold	—	2,778
Gain on sale of loans	—	(24)
Amortization of deferred loan fees and cost, net	(23)	(85)
Provision for losses on loans	120	182
Non-cash compensation under Stock-based Benefit Plan	77	77
Amortization of purchase premiums and discounts, net	118	71
Provision for depreciation	215	236
Loss (gain) on sale of repossessed assets	135	(77)
Increase in cash surrender value of bank owned life insurance	(351)	(122)
Decrease in accrued interest and other assets	102	497
Increase in other liabilities	280	746
Decrease in obligation under Rabbi-Trust	11	8

Net cash provided by operating activities	781	1,822

Cash Flows from Investing Activities
Purchase of Bank Owned Life Insurance	—	(11,425)
Purchase of investment securities – available for sale	(1,352)	(4,267)
Proceeds from maturities of investment securities – available for sale	1,500	5,500
Proceeds from sale of investment securities – available for sale	4,653	4,987
Purchases of investment securities – held to maturity	—	(1,004)
Proceeds from maturities of investment securities – held to maturity	—	500
Net decrease/ (increase) in loans	(7,145)	5,515
Purchase of mortgage backed securities – available for sale	(6,607)	(4,985)
Principal collected on mortgage backed securities	9,424	7,468
Proceeds from sale of mortgage backed securities - available for sale	1,446	1,447
Purchase of mortgage backed securities – held to maturity	(1,303)	(1,096)
Proceeds from sales of repossessed assets	95	77
Investment in premises and equipment	(1,083)	(98)
Purchase of Federal Home Loan Bank of Atlanta Stock, net	(448)	—
Decrease in accounts payable Trade Date Securities	—	(11,998)

Net cash used by investing activities	(820)	(9,379)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$5,190	$3,925
Net increase in advances by borrowers for taxes and insurance	216	1
Proceeds from Federal Home Loan Bank of Atlanta advances	43,650	29,800
Repayment of Federal Home Loan Bank of Atlanta advances	(46,900)	(29,800)
Exercised Stock Options	10	111
Increase in dividends payable	—	2
Dividends on stock	(259)	(257)

Net cash provided by financing activities	1,907	3,782

Increase (Decrease) in cash equivalents	1,868	(3,775)
Cash and cash equivalents at beginning of period	17,816	23,208

Cash and cash equivalents at end of period	$19,783	$19,433

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$4,581	$3,933

Income taxes	$—	$87

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

	For the Three Months Ended December 31,
	2004	2003
	(dollars in thousands except per share data)
Net Income, as reported	$86	$226
Add: Stock-based Compensation
Included in the determination of net income as reported, net of tax	62	62
Deduct: Total stock-based compensation
Expense determined under fair value method for all awards, net of tax	(70)	(75)

Pro forma net income	$78	$213

Earnings per share:

Basic-as reported	$.01	$.04

Basic-pro forma	$.01	$.04

Diluted-as reported	$.01	$.04

Diluted-pro forma	$.01	$.04

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

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

Net Income. Net income decreased by $140,000, or 61.9%, from $226,000 for the three months ended December 31, 2003 to $86,000 for the three months ended December 31, 2004. The decrease in net income was primarily attributable to an increase in non-interest expenses of $183,000. This was partially offset by decreases in the provision for loan losses and income taxes.

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

Income Taxes. The Company’s income tax (benefit)/expense was $(13,000) and $54,000 for the three months ended December 31, 2004 and 2003, respectively. The Company’s effective tax rates were (17.8)% and 19.2% for the three months ended December 31, 2004 and 2003, respectively. The Company’s effective tax rate decreased for the three months ended December 31, 2004 as compared to the same quarter in the prior year as the Company earned non-taxable income from investments and $113,000 non-taxable income form the Bank Owned Life Insurance during the three months ended December 31, 2004.

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

PART II. OTHER INFORMATION

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

BCSB BANKCORP, INC.

Date: February 24, 2005	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: February 24, 2005	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)