Form 10-Q/A
period 2004-12-31
BCSB BANKCORP INC
filed 2005-04-06
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On February 25, 2005, BCSB Bankcorp, Inc. (the “Company”) filed Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to correct certain information presented as of and for the three months ended December 31, 2003 that inadvertently had been reported incorrectly on the Company’s Form 10-Q for the quarter ended December 31, 2004 filed on February 11, 2005. As described in the Company’s Form 10-Q/A for the quarter ended December 31, 2003, filed on May 13, 2004, the Company amended the December 31, 2003 Form 10-Q to restate its consolidated statement of financial condition as of December 31, 2003 and its consolidated statements of operations for the three months ended December 31, 2003 to reflect the tax effects resulting from the Company’s recent investment in Bank Owned Life Insurance (“BOLI”) policies. The Company determined that it had incorrectly accounted for its income tax provision related to the BOLI policies by not considering the tax exempt nature of the $121,602 earned on the BOLI policies. The effect of the restatement was to reduce the Company’s income tax provision to $53,708 for the three months ended December 31, 2003 from $91,560 previously reported, thereby increasing net income from $188,057, or $.03 basic and diluted earnings per share, to $225,909, or $.04 basic and diluted earnings per share. Total stockholders’ equity at December 31, 2003 increased to $44,309,111 from $44,271,259 previously reported. The Form 10-Q for the quarter ended December 31, 2004 filed on February 11, 2005 did not reflect the amended information as of and for the quarter ended December 31, 2003 included in the Company’s Form 10-Q/A filed on May 13, 2004.

The Company is filing this second amendment to its Form 10-Q for the quarter ended December 31, 2004 to expand this Explanatory Note explaining the changes made in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed on February 25, 2005 and to conform the classification of cash and cash equivalents presented on the consolidated statement of condition with that of the consolidated statement of cash flows and note disclosures with the amended consolidated financial statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-Q for the three months ended December 31, 2004, which has been affected by the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of this amendment.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2004	2003
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,657	$5,653
Interest on mortgage backed securities	1,637	1,200
Interest and dividends on investment securities	1,310	943
Other interest income	29	14

Total interest income	8,633	7,810

Interest Expense
Interest on deposits	3,528	3,371
Interest on borrowings – short term	242	44
Interest on borrowings – long term	533	260
Other interest expense – debentures	321	268

Total interest expense	4,624	3,943

Net interest income	4,009	3,867
Provision for losses on loans	120	182

Net interest income after provision for losses on loans	3,889	3,685

Other Income
Mortgage Banking Operations	2	24
Fees on transaction accounts	189	211
Loss from sale of investments and mortgage backed securities	(11)	(5)
Income from Bank Owned Life Insurance	113	122
Miscellaneous income	5	174

Other income, net	298	526

Non-Interest Expenses
Salaries and related expense	2,326	2,176
Occupancy expense	400	487
Data processing expense	536	386
Property and equipment expense	309	301
Advertising	158	241
Telephone, postage and office supplies	140	146
Other expenses	245	194

Total non-interest expenses	4,114	3,931

Income before tax (benefit) / provision	73	280
Income tax (benefit) / provision	(13)	54

Net income	$86	$226

Net Income Per Share of Common Stock

Basic and diluted earnings per share	$.01	$.04

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$5,190	$3,925
Net increase in advances by borrowers for taxes and insurance	216	1
Proceeds from Federal Home Loan Bank of Atlanta advances	43,650	29,800
Repayment of Federal Home Loan Bank of Atlanta advances	(46,900)	(29,800)
Exercised Stock Options	10	111
Increase in dividends payable	—	2
Dividends on stock	(259)	(257)

Net cash provided by financing activities	1,907	3,782

Increase (Decrease) in cash equivalents	1,868	(3,775)
Cash and cash equivalents at beginning of period	17,815	23,208

Cash and cash equivalents at end of period	$19,683	$19,433

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$4,581	$3,933

Income taxes	$—	$87

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

	For the Three Months Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Income available to share holders	$86	$5,811	$.01

Diluted EPS
Effect of dilutive shares	—	50	—

Income available to shareholders plus assumed conversions	$86	$5,861	$.01

	For the Three Months Ended December 31, 2003
Basic EPS
Income available to share holders	$226	$5,778	$.04

Diluted EPS
Effect of dilutive shares	—	54	—

Income available to shareholders plus assumed conversions	$226	$5,832	$.04

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note	5 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2004.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$52,857	6.94%	$11,430	1.50%	$	N/A	N/A	%
Tier I capital (2)	52,857	13.56	N/A	N/A		23,393	6.00
Core (1)	52,857	6.94	30,479	4.00		38,099	5.00
Risk-weighted (2)	54,993	14.10	31,191	8.00		38,989	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

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

BCSB BANKCORP, INC.

Date: April 6, 2005	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: April 6, 2005	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)