Form 10-Q
period 2005-03-31
BCSB BANKCORP INC
filed 2005-05-16
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, the issuer had 5,901,048 shares of Common Stock issued and outstanding.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2005	September 30, 2004
	(unaudited)
	(dollars in thousands)
Assets
Cash	$17,067	$14,852
Interest bearing deposits in other banks	1,546	2,579
Federal funds sold	296	384

Cash and Cash Equivalents	18,909	17,815

Interest bearing time deposits	100	100
Investment securities, available for sale	153,047	158,948
Investment securities, held to maturity	2,497	2,497
Loans receivable, net	407,608	386,136
Mortgage backed securities, available for sale	136,589	144,260
Mortgage backed securities, held to maturity	29,272	26,631
Premises and equipment, net	10,563	9,240
Federal Home Loan Bank of Atlanta stock, at cost	7,603	6,105
Bank owned life insurance	12,386	11,912
Goodwill	2,294	2,294
Accrued interest and other assets	9,499	7,680

Total assets	$790,367	$773,618

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$23,290	$19,309
Interest-bearing	563,148	561,313

Total Deposits	586,438	580,622

Short Term Advances from the Federal Home Loan Bank of Atlanta	55,000	43,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	78,734	77,920
Junior Subordinated Debentures	23,197	23,197
Other liabilities	5,428	4,750

Total liabilities	748,797	729,489

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,901,048 and 5,899,173 shares issued and outstanding At March 31, 2005 and September 30, 2004 , respectively)	59	59
Additional paid-in capital	21,048	20,969
Obligation under Rabbi Trust	1,242	1,222
Retained earnings (substantially restricted)	25,068	25,407
Accumulated other comprehensive loss (net of taxes)	(4,155)	(1,755)

	43,262	45,902
Employee Stock Ownership Plan	(502)	(593)
Stock held by Rabbi Trust	(1,190)	(1,180)

Total stockholders’ equity	41,570	44,129

Total liabilities and stockholders’ equity	$790,367	$773,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$11,539	$11,064	$5,882	$5,412
Interest on mortgage backed securities	3,239	2,471	1,602	1,270
Interest and dividends on investment securities	2,737	1,871	1,427	928
Other interest income	36	64	7	50

Total interest income	17,551	15,470	8,918	7,660

Interest Expense
Interest on deposits	7,065	6,699	3,537	3,328
Interest on borrowings – short term	530	73	288	29
Interest on borrowings – long term	1,193	554	660	294
Other interest expense - debentures	672	530	351	261

Total interest expense	9,460	7,856	4,836	3,912

Net interest income	8,091	7,614	4,082	3,748
Provision for losses on loans	120	267	0	86

Net interest income after provision for losses on loans	7,971	7,347	4,082	3,662

Other Income
(Loss) Gain on repossessed assets	(248)	79	(113)	2
Mortgage Banking Operations	5	42	2	17
Fees on transaction accounts	334	396	146	185
(Loss) Gain from sale of investments and mortgage backed securities	(11)	15	—	21
Income from bank owned life insurance	221	243	108	121
Miscellaneous income	212	199	72	102

Other income, net	513	974	215	448

Non-Interest Expenses
Salaries and related expense	4,673	4,296	2,347	2,120
Occupancy expense	862	967	462	480
Data processing expense	1,060	757	524	370
Property and equipment expense	588	600	279	299
Advertising	263	481	105	239
Telephone, postage and office supplies	313	300	173	154
Other expenses	563	456	318	264

Total non-interest expenses	8,322	7,857	4,208	3,926

Income before tax (benefit) / provision	162	464	89	184
Income tax (benefit) / provision	(20)	76	(7)	23

Net income	$182	$388	$96	$161

Net Income Per Share of Common Stock
Basic and diluted earnings per share	$.03	$.07	$.02	$.03

Dividends per share	$.25	$.25	$.125	$.125

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Six Months Ended March 31,
	2005	2004
	( in thousands)
Net Income	$182	$388
Other comprehensive income, net of tax:
Unrealized net holdings losses on
Available-for-sale portfolios, net of tax $(1,509), and $566	(2,407)	900
Reclassification adjustment for (gains) losses
Included in net income, net of tax $4, and $(6)	7	(9)

Comprehensive Income (loss)	$(2,218)	$1,279

	For the Three Months Ended March 31,
	2005	2004
	( in thousands)
Net Income	$96	$161
Other comprehensive income, net of tax:
Unrealized net holdings losses on
Available-for-sale portfolios, net of tax $(1,312), and $960	(2,090)	1,529
Reclassification adjustment for (gains) losses
Included in net income, net of tax $0, and $(8)	0	(13)

Comprehensive Income (loss)	$(1,996)	$1,677

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2005	2004
	(dollars in thousands)
Operating Activities
Net income	$182	$388
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Loss (Gain) on sale of investments and mortgage backed securities	11	(15)
Loans originated for sale	—	(3,202)
Loans sold	—	3,491
Gain on sale of loans	—	(42)
Amortization of deferred loan fees and cost, net	(57)	(132)
Provision for losses on loans	120	267
Non-cash compensation under Stock-based Benefit Plan	153	170
Amortization of purchase premiums and discounts, net	220	126
Provision for depreciation	426	470
Loss (gain) on sale of repossessed assets	248	(79)
Increase in cash surrender value of bank owned life insurance	(221)	(242)
(Increase) Decrease increase in accrued interest and other assets	(347)	80
(Decrease) Increase in other liabilities	(451)	844
Decrease in obligation under Rabbi-Trust	19	12

Net cash provided by operating activities	303	2,136

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(253)	(11,425)
Purchase of investment securities – available for sale	(10,723)	(63,875)
Proceeds from maturities of investment securities – available for sale	1,500	19,130
Proceeds from sale of investment securities – available for sale	12,653	10,461
Purchases of investment securities – held to maturity	—	(2,498)
Proceeds from maturities of investment securities – held to maturity	—	1,500
Net increase (decrease) in loans	(22,121)	4,673
Purchase of mortgage backed securities – available for sale	(10,484)	(37,263)
Principal collected on mortgage backed securities	17,737	13,197
Proceeds from sale of mortgage backed securities- available for sale	1,446	1,447
Purchase of mortgage backed securities – held to maturity	(5,271)	(4,254)
Proceeds from sales of repossessed assets	181	79
Investment in premises and equipment	(1,749)	(298)
Purchase of Federal Home Loan Bank of Atlanta Stock, net	(1,498)	(112)
Decrease in accounts payable Trade Date Securities	—	16,939

Net cash used by investing activities	(18,582)	(52,299)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2005	2004
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$5,856	$25,867
Net increase in advances by borrowers for taxes and insurance	1,129	905
Proceeds from Federal Home Loan Bank of Atlanta advances	150,750	46,350
Repayment of Federal Home Loan Bank of Atlanta advances	(137,850)	(29,800)
Acquisition of stock for Rabbi Trust	(10)	—
Exercised Stock Options	18	113
Increase in dividends payable	—	2
Dividends on stock	(520)	(518)

Net cash provided by financing activities	19,373	42,919

Increase (Decrease) in cash equivalents	1,094	(7,244)
Cash and cash equivalents at beginning of period	17,815	23,208

Cash and cash equivalents at end of period	$18,909	$15,964

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$9,414	$7,842

Income taxes	$110	$162

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three months ended March 31, 2005 and 2004 is as follows:

	For the Six Months Ended March 31,
	2005			2004
	(dollars in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to share holders	$182	5,921	$.03	$388	5,783	$.07
Diluted EPS
Effect of dilutive shares		48		—	54	—

Income available to shareholders plus assumed conversions	$182	5,969	$.03	$388	5,837	$.07

	For the Three Months March 31,
	2005			2004
	(dollars in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to share holders	$96	5,815	$.02	$161	5,787	$.03
Diluted EPS
Effect of dilutive shares	—	48	—	—	61	—

Income available to shareholders plus assumed conversions	$96	5,863	$.02	$161	5,848	$.03

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$54,332	6.99%	$11,663	1.50%	$	N/A	N/A	%
Tier I capital (2)	54,332	13.50	N/A	N/A		24,150	6.00
Core (1)	54,332	6.99	31,100	4.00		38,875	5.00
Risk-weighted (2)	56,509	14.04	32,199	8.00		40,249	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plan

Stock-Based Employee Compensation- At March 31, 2005 and 2004 the Company has four stock-based employee compensation plans, which are described more fully in the 2004 Annual Report. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost is recorded for the value of shares of common stock granted to certain employees and directors under the Bank’s Management Recognition Plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Six Months Ended March 31,
	2005	2004
	(dollars in thousands except per share data)
Net Income, as reported	$182	$388
Add: Stock-based Compensation Included in the determination of net income as reported, net of tax	137	140
Deduct: Total stock-based compensation Expense determined under fair value method for all awards, net of tax	(153)	(167)

Pro forma net income	$166	$361

Earnings per share:
Basic-as reported	$.03	$.07

Basic-pro forma	$.03	$.06

Diluted-as reported	$.03	$.07

Diluted-pro forma	$.03	$.06

Note 7 - Recent Accounting Pronouncements

In November 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF”) 03-1”) effective for fiscal years ending after March 15, 2004. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123(“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for the Company beginning the first interim or annual reporting period that begins after October 1, 2005.

Note 8- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loans facilities to customers. The Company, generally holds collateral and/or personal guarantees supporting these commitments. The Company has $680,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not considered to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bankcorp is a growing company headquartered in Baltimore, Maryland. The Company provides general consumer and commercial banking services in the greater Baltimore Metropolitan area. The Company opened two new branches this quarter, one in the Honeygo area of Baltimore, Maryland and another in Sparks, Maryland. The Company has also signed a contract to open a branch in the Owings Mills area. The anticipated opening is the second half of calendar 2005.

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

The Company adopted the disclosure only provisions of FASB Statement No. 123, see note 6 to the consolidated financial statements. The Company does not expect to expense the fair market value of stock options until required for reporting periods beginning after September 30, 2005.

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

Comparison of Financial Condition at March 31, 2005 and September 30, 2004

During the six months ended March 31, 2005, the Company’s assets increased by $16.8 million, or 2.2% from $773.6 million at September 30, 2004 to $790.4 million at March 31, 2005. The Company’s interest bearing deposits in other banks decreased $1.1 million, or 40.0% from $2.6 million at September 30, 2004 to $1.5 million at March 31, 2005. The Company’s investment portfolio available for sale decreased $5.9 million or 3.7%, from $158.9 million at September 30, 2004 to $153.0 million at March 31, 2005. The Company’s investment portfolio held to maturity remained stable at $2.5 million at September 30, 2004 and March 31, 2005. Net loans receivable, increased $21.5 million, or 5.6%, from $386.1 million at September 30, 2004 to $407.6 million at March 31, 2005. The Company’s mortgage-backed securities available for sale decreased by $7.7 million, or 5.3%, from $144.3 million at September 30, 2004 to $136.6 million at March 31, 2005. The Company’s mortgage-backed securities held to maturity increased $2.7 million, or

10.2% from $26.6 million at September 30, 2004 to $29.3 million at March 31, 2005. The cash surrender value on the Bank Owned Life Insurance increased $474,000, or 4.0% from $11.9 million at September 30, 2004 to $12.4 million at March 31, 2005. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. In anticipating a rising rate environment the Company is attempting to restructure the balance sheet to reduce exposure to long term assets which would not re-price quickly when interest rates rise. In addition the Company is increasing long term funding in anticipation of rising interest rates.

Deposits increased by $5.8 million, or 1.0%, from $580.6 million at September 30, 2004 to $586.4 million at March 31, 2005. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand. The Company uses both short-term and long-term borrowings to fund growth of earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta increased by $12.0 million, or 27.9% from $43.0 million at September 30, 2004 to $55.0 million at March 31, 2005. Long-term advances from the Federal Home Loan Bank of Atlanta increased by $814,000, or 1.0% from $77.9 million at September 30, 2004 to $78.7 million at March 31, 2005.

Stockholders’ equity decreased by $2.5 million, or 5.7% from $44.1 million at September 30, 2004 to $41.6 million at March 31, 2005, which was primarily attributable to the increase in accumulated other comprehensive loss of $2.4 million from, a negative $1.8 million at September 30, 2004 to a negative $4.2 million at March 31, 2005. These unrealized losses are considered temporary as they reflect market values on March 31, 2005 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair value. This decline in value has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Six Months Ended March 31, 2005 and 2004

Net Income. Net income decreased by $206,000, or 53.1%, from $388,000 for the six months ended March 31, 2004 to $182,000 for the six months ended March 31, 2005. The decrease in net income was primarily attributable to an increase in non-interest expenses of $465,000 and a decrease in other income of $461,000. This was partially offset by an increase in net interest income, and decreases in the provision for loan losses and income taxes.

Net Interest Income. Net interest income was $8.1 million for the six months ended March 31, 2005, compared to $7.6 million for the six months ended March 31, 2004, representing an increase of $500,000, or 6.6%. The increase was primarily due to the increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $116.4 million, or 19.1% from $610.7 million for the six months ended March 31, 2004 to $727.1 million at March 31, 2005. The increase in the average balance of interest earning-assets more than offset the decrease in the average rate on interest-earning assets of 24 basis points from, 5.07% for the six months ended March 31, 2004 to 4.83% for the six months ended March 31, 2005. Despite recent increases in interest rates, higher yielding assets within the portfolio continue to re-price faster and are being replaced with lower yielding assets which resulted in a decrease in the interest rate spread of 21 basis points from, 2.52% for the six months ended March 31, 2004 to 2.31% for the six months ended March 31, 2005. The Company has elected to sacrifice some interest rate spread in the short term in order to reduce interest rate risk and to position it self to respond to changes in market rates. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 98.82% for the six months ended March 31, 2004 to 100.51% for the six months ended March 31, 2005. The Company’s spread has decreased because the cost of liabilities has increased, whereas the interest rates for assets have not changed as much due to their longer term nature. In an effort to avoid long term fixed assets, the Company’s investment strategy is to emphasis short-term loans and adjustable, callable or step-up mortgage backed and investment securities.

Interest Income. Interest income increased by $2.1 million, or 13.5% from $15.5 million for the six months ended March 31, 2004 to $17.6 million for the six months ended March 31, 2005. Interest and fees on loans increased by $475,000, or 4.3% from $11.1 million for the six months ended March 31, 2004 to $11.5 million for the six months ended March 31, 2005. This was primarily due to an increase in the average balance of loans receivable of $34.0 million, or 9.5% from $358.9 million at March 31, 2004 to $392.9 million at March 31, 2005. The increase in the average balance of loans offset the decrease in the average yield on loans of 30 basis points from 6.17% for the six months ended March 31, 2004 to 5.87% for the six months ended March 31, 2005. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $768,000 or 31.0% from $2.5 million for the six months ended March 31, 2004 to $3.2 million for the six months ended March 31, 2005. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $121.4 million at March 31, 2004 to $168.7 million at March 31, 2005. Interest and dividends on investment securities increased by $866,000 or 46.3% from $1.9 million for the six months ended March 31, 2004 to $2.7 million for the six months ended March 31, 2005. This was primarily due to an increase in the average balance of investments of $42.1 million from, $120.0 million at March 31, 2004 to $162.1 million at March 31, 2005, and an increase in the average yield of 26 basis points from, 3.12 % for the six months ended March 31, 2004 to 3.38% for the six months ended March 31, 2005.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $7.9 million for the six months ended March 31, 2004 to $9.5 million for the six months ended March 31, 2005 an increase of $1.6 million or 20.3%. Interest on deposits increased $366,000 due to an increase in the average volume of deposits of $25.0 million, or 4.5% from $560.4 million at March 31, 2004 to $585.4 million at March 31, 2005. The average yield on deposits increased 2 basis points from 2.39% at March 31, 2004 to 2.41% at March 31, 2005. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $457,000 for the six months ended March 31, 2005, and interest on long-term borrowings increased by $639,000 for the six months ended March 31, 2005. This increase was primarily due to an increase of $31.5 million in the average balance of short term advances from the Federal Home Loan Bank of Atlanta, from $15.9 million at March 31, 2004 to $47.4 million at March 31, 2005. The average balance of long-term advances (advances with maturities greater than one year) from the FHLB of Atlanta also increased by $47.9 million from, $18.0 million at March 31, 2004 to $65.9 million at March 31, 2005. The Company has $55.0 million in short term advances and $78.7 million in long term advances with the Federal Home Loan Bank of Atlanta. Proceeds of these advances were used to fund loans and purchase mortgage backed securities and investments that conform to the Bank’s strategy. Mitigation of interest rate risk and the ability to have funds available for re-pricing in a rising rate environment are important elements of the Bank’s investment strategy. Also contributing to interest expense was interest on the Junior Subordinated Debentures which was $672,000 for the six month period ending March 31, 2005, compared to $530,000 for the six month period ending March 31, 2004.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2005 and 2004. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$392,856	$11,539	5.87%	$358,834	$11,064	6.17%
Mortgage-backed securities	168,667	3,239	3.84	121,436	2,471	4.07
Investment securities	162,139	2,737	3.38	119,998	1,871	3.12
Other interest earning assets	3,446	36	2.09	10,479	64	1.22

Total Interest-earning assets	727,108	17,551	4.83	610,747	15,470	5.07
Bank Owned Life Insurance	12,350			11,635
Noninterest-earning assets	38,135			50,160

Total assets	$777,593			$672,542

Interest-bearing liabilities:
Deposits	$585,407	$7,065	2.41%	$560,402	$6,699	2.39%
Short-term FHLB Advances	47,436	530	2.23	15,929	73.92
Long-term FHLB Advances	65,946	1,193	3.62	18,000	554	6.16
Junior Subordinated Debentures	23,197	671	5.79	23,197	529	4.70
Other liabilities	1,468	1.14		501	1.17

Total interest-bearing liabilities	723,454	9,460	2.62	618,029	7,856	2.54

Noninterest-bearing liabilities	10,757			9,769

Total liabilities	734,211			627,798
Stockholders’ Equity	43,382			44,744

Total liabilities and stockholders’ equity	$777,593			$672,542

Net interest income		$8,091			$7,614

Interest rate spread			2.21%			2.52%

Net interest margin			2.23%			2.49%

Ratio average interest earning assets/interest bearing liabilities			100.51%			98.82%

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

	For Six Months Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$1,025	$(502)	$(48)	$475
Mortgage-backed securities	954	(134)	(52)	768
Investment securities and FHLB Stock	655	156	55	866
Other interest-earning assets	(43)	45	(30)	(28)

Total interest-earning assets	2,591	(435)	(75)	2,081

Interest expense:
Deposits	299	64	3	366
Short-term FHLB advances	144	105	208	457
Long-term FHLB advances	1,475	(228)	(608)	639
Junior Subordinated Debentures	16	122	4	142
Other liabilities	0	0	0	0

Total interest-bearing liabilities	1,934	63	(393)	1,604

Change in net interest income	$657	$498	$318	$477

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established provisions for losses on loans of $120,000 for the six months ended March 31, 2005, as compared to $267,000 for the six months ended March 31, 2004, representing a decrease of $147,000. Loan chargeoffs for the six months ended March 31, 2005 were $206,000 as compared to $682,000 for the six months ended March 31, 2004 a decrease of $476,000. The decrease in loan chargeoffs was partially due to prevailing low loan delinquency which affects consumer loans and a decrease in actual losses in the Bank’s consumer loan portfolio. Loan recoveries were $217,000 for the six months ended March 31, 2005 compared to $156,000 for the six months ended March 31, 2004. Non performing loans at March 31, 2005 were $1.5 million as compared to $1.0 million at March 31, 2004. The total loss allowance allocated to loans is $2.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $461,000, or 47.3% from $974,000 for the six months ended March 31, 2004 to $513,000 for the six months ended March 31, 2005. The decrease in other income for the six months ended March 31 2004 was partially attributable to actual losses on repossessed assets of $248,000 for the six months ended March 31, 2005 compared to a gain of $79,000 for the six months ended March 31, 2004. Mortgage banking operations also decreased $37,000 for the six months ended March 31, 2005. There were no loan sales during the six months ended March 31, 2005. Fees on transaction accounts also decreased $62,000 from $396,000 for the six months ended March 31, 2004 to $334,000 for the six months ended March 31, 2005, as the Company eliminated or reduced fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) decreased $22,000 for the six months ended March 31, 2005 from $243,000 for the six months ended March 31, 2004, to $221,000 for the six months ended March 31, 2005. This decrease was due to an adjustment in the rate of dividends paid on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $465,000, or 5.92% from $7.9 million for the six months ended March 31, 2004 to $8.3 million for the six months ended March 31, 2005. The Company experienced increases of $377,000 in salaries and related expenses, from $4.3 million for the six months ended March 31, 2004 to $4.7 million for the six months ended March 31, 2005. Salaries and related expenses increased as the Company hired new personnel to staff the new offices. Data processing expense increased $303,000, from $757,000 for the six months ended March 31, 2004 to $1.1 million for the six months ended March 31, 2005. The increase in data processing expenses was primarily due to the Bank’s decision not to renew its contracts with Intrieve and to convert its data processing system to Fiserv. The several contracts with Intrieve did not have early termination provisions an early termination penalty of $273,000 was recognized. This was partially offset by a credit of $150,000 from Fiserv. Other expenses increased by $107,000, or 23.5% from $456,000 for the six months ended March 31, 2004 to $563,000 for the six months ended March 31, 2005. These increases were partially offset by a decrease in occupancy expense by $105,000, from $967,000 for the six months ended March 31, 2004 to $862,000 for the six months ended March 31, 2005. Advertising expense also decreased $218,000, or 45.32% from $481,000 for the six months ended March 31, 2004 to $263,000 for the six months ended March 31, 2005. During the next quarter, non-interest expenses will likely increase due to the opening of two new offices. However, the offices are strategically placed to eventually increase the overall performance of the Company.

Income Taxes. The Company’s income tax (benefit)/expense was $(20,000) and $76,000 for the six months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rates were (12.3) % and 16.4% for the six months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rate decreased for the six months ended March 31, 2005 as compared to the same quarter in the prior year as the Company earned non-taxable income from investments that eliminated the state tax liability and $221,000 in non-taxable income form the Bank Owned Life Insurance during the six months ended March 31, 2005.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net Income. Net income decreased by $65,000, or 40.4%, from $161,000 for the three months ended March 31, 2004 to $96,000 for the three months ended March 31, 2005. The decrease in net income was primarily attributable to an increase in non-interest expenses of $282,000 and a decrease in other income of $233,000. This was partially offset by an increase in net interest income of $420,000 and decreases in the provision for loan losses and income taxes.

Net Interest Income. Net interest income was $4.1 million for the three months ended March 31, 2005, compared to $3.7 million for the three months ended March 31, 2004, representing an increase of $418,000, or 11.4%. The increase was primarily due to the increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $100.5 million, or 16.0% from $628.4 million for the three months ended March 31, 2004 to $728.9 million at March 31, 2005. The average rate on interest earning assets remained relatively stable at 4.88% for the three months ended March 31, 2004 and 4.89% for the three months ended March 31, 2005. Despite recent increases in interest rates, higher yielding assets within the portfolio continue to re-price faster and are being replaced with low yielding assets which resulted in a decrease in the interest rate spread of 15 basis points from, 2.37% for the three months ended March 31, 2004 to 2.22% for the three months ended March 31, 2005. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 100.86% for the three months ended March 31, 2004 to 100.89% for the three months ended March 31, 2005. The Company’s has elected to sacrifice some interest rate spread in the short term in order to reduce interest rate risk and position itself to respond to changes in market rates. In an effort to avoid long term fixed rate assets in the current interest rate environment, the Company’s investment strategy was to purchase securities that were short term in nature or had step-up provisions. Likewise, investments in mortgage-backed securities were primarily in adjustable loan products or maturities of ten years or less. Short term loans were also emphasized. Improvements in spread should occur as interest rates rise and the Company has the benefits from re-pricing assets and new funds received.

Interest Income. Interest income increased by $1.2 million, or 16.4% from $7.7 million for the three months ended March 31, 2004 to $8.9 million for the three months ended March 31, 2005. Interest and fees on loans increased by $469,000, or 8.67% from $5.4 million for the three months ended March 31, 2004 to $5.9 million for the three months ended March 31, 2005. This was primarily due to an increase in the average balance of loans receivable of $42.2 million, or 11.9% from $356.1 million at March 31, 2004 to $398.3 million at March 31, 2005. The increase in the average balance of loans offset the decrease in the average yield on loans of 17 basis points from 6.08% for the three months ended March 31, 2004 to 5.91% for the three months ended March 31, 2005. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $332,000 or 26.1% from $1.3 million for the three months ended March 31, 2004 to $1.6 million for the three months ended March 31, 2005. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $134.7 million at March 31, 2004 to $165.7 million at March 31, 2005. Interest and dividends on investment securities increased by $499,000 or 53.8% from $928,000 for the three months ended March 31, 2004 to $1.4 million for the three months ended March 31, 2005. This was primarily due to an increase in the average balance of investments of $41.5 million from, $120.4 million at March 31, 2004 to $161.9 million at March 31, 2005, and an increase in the average yield of 45 basis points from, 3.08 % for the three months ended March 31, 2004 to 3.53% for the three months ended March 31, 2005.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $3.9 million for the three months ended March 31, 2004 to $4.8 million for the three months ended March 31, 2005 an increase of $925,000 or 23.6%. Interest on deposits increased $210,000 due to an increase in the average volume of deposits of $18.4 million, or 3.3% from $565.6 million at March 31, 2004 to $584.0 million at March 31, 2005. The average yield on deposits increases 7 basis points from 2.35% at March 31, 2004 to 2.42% at March 31, 2005. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $259,000 for the three months ended March 31, 2005, and interest on long-term borrowings increased by $366,000 for the three months ended March 31, 2005. This increase was primarily due to an increase of $34.2 million in the average balance of short term advances from the Federal Home Loan Bank of Atlanta, from $16.0 million at March 31, 2004 to $49.8 million at March 31, 2005. The average balance of long-term advances from the FHLB of Atlanta also increased by $45.9 million from, $18.0 million at March 31, 2004 to $63.9 million at March 31, 2005. The funds from these advances were used to purchase short term investment securities, mortgage backed securities, and to fund loans in an effort to mitigate interest rate risk and have funds available to reinvest as interest rates rise. Also contributing to interest expense was interest on the Junior Subordinated Debentures which was $351,000 for the three month period ending March 31, 2005, compared to $261,000 for the three month period ending March 31, 2004.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2005 and 2004. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$398,273	$5,882	5.91%	$356,069	$5,411	6.08%
Mortgage-backed securities	165,721	1,602	3.87	134,722	1,271	3.77
Investment securities	161,915	1,427	3.53	120,420	928	3.08
Other interest earning assets	2,999	7.93		17,157	50	1.17

Total Interest-earning assets	728,908	8,918	4.89	628,368	7,660	4.88
Bank Owned Life Insurance	11,953			11,775
Noninterest-earning assets	39,873			43,034

Total assets	$780,734			$683,177

Interest-bearing liabilities:
Deposits	$584,005	$3,537	2.42%	$565,611	$3,328	2.35%
Short-term FHLB Advances	49,783	288	2.31	15,599	29.74
Long-term FHLB Advances	63,892	660	4.13	18,000	294	6.53
Junior Subordinated Debentures	23,197	350	6.04	23,197	261	4.64
Other liabilities	1,619	1.25		605	0.00

Total interest-bearing liabilities	722,496	4,836	2.68	623,012	3,912	2.51

Noninterest-bearing liabilities	15,624			14,790

Total liabilities	738,120			637,802
Stockholders’ Equity	42,614			45,375

Total liabilities and stockholders’ equity	$780,734			$683,177

Net interest income		$4,082			$3,748

Interest rate spread			2.22%			2.37%

Net interest margin			2.24%			2.39%

Ratio average interest earning assets/interest bearing liabilities			100.89%			100.86%

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

	For Three Months Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$630	$(142)	$(17)	$471
Mortgage-backed securities	282	40	9	331
Investment securities	321	132	46	499
Other interest-earning assets	(42)	(9)	8	(43)

Total interest-earning assets	1,191	21	46	1,258

Interest expense:
Deposits	108	98	3	209
Short-term FHLB advances	50	76	133	259
Long- Term FHLB advances	749	(108)	(275)	366
Junior Subordinated Debentures	8	79	2	89
Other liabilities	0	1	0	1

Total interest-bearing liabilities	915	146	(137)	924

Change in net interest income	$276	$(125)	$183	$334

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provisions for losses on loans for the three months ended March 31, 2005, as compared to $86,000 for the three months ended March 31, 2004. Loan chargeoffs for the three months ended March 31, 2005 were $142,000 as compared to $353,000 for the three months ended March 31, 2004 a decrease of $211,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $183,000 for the three months ended March 31, 2005 compared to $130,000 for the three months ended March 31, 2004. Non performing loans at March 31, 2005 were $1.5 million as compared to $1.0 million at March 31, 2004. The total loss allowance allocated to loans is $2.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $233,000, or 52.0% from $448,000 for the three months ended March 31, 2004 to $215,000 for the three months ended March 31, 2005. The decrease in other income for the three months ended March 31, 2005 was partially attributable to actual losses on repossessed assets of $113,000 for the three months ended March 31, 2005 compared to a gain of $79,000 for the three months ended March 31, 2004. Mortgage banking operations also decreased $15,000 for the three months ended March 31, 2005. There were no loan sales during the three months ended March 31, 2005. Fees on transaction accounts decreased $39,000 from $185,000 for the three months ended March 31, 2004 to $146,000 for the three months ended March 31, 2005, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) decreased $13,000 for the three months ended March 31, 2005 from $121,000 for the three months ended March 31, 2004, to $108,000 for the three months ended March 31, 2004. This decrease was due to an adjustment in the rate of dividends paid on the BOLI investment. The Company has received a one time gain of approximately $525,000 after tax which will have a positive impact on the third quarter of fiscal year 2005. The one time gain is associated with Harland Financial Solutions, Inc. cash acquisition of outstanding shares of the common stock of Intrieve Incorporated, which included the shares owned by Baltimore County Savings Bank, F.S.B., the Company’s wholly owned subsidiary. The Company could realize additional gains of up to $60,000 after tax during the year following the closing of the acquisition if certain additional criteria specified in the acquisition agreement are satisfied.

Non-interest Expenses. Total non-interest expenses increased by $281,000, from $3.9 million for the three months ended March 31, 2004 to $4.2 million for the three months ended March 31, 2005. The Company experienced increases of $226,000 in salaries and related expenses, from $2.1 million for the three months ended March 31, 2004 to $2.3 million for the three months ended March 31, 2005. Salaries and related expenses increased as the Company hired new personnel to staff the new offices. Data processing expense increased $154,000, from $370,000 for the three months ended March 31, 2004 to $524,000 for the three months ended March 31, 2005. The increase in data processing expenses was primarily due to the increased number of accounts to service. Other expenses increased by $55,000, from $264,000 for the three months ended March 31, 2004 to $319,000 for the three months ended March 31, 2005. These increases were partially offset by a decrease in occupancy expense by $18,000, from $480,000 for the three months ended March 31, 2004 to $462,000 for the three months ended March 31, 2005. Advertising expense also decreased $135,000, from $239,000 for the three months ended March 31, 2004 to $104,000 for the three months ended March 31, 2005. During the next quarter, non-interest expenses will likely increase due to the opening of two new offices. However, the offices are strategically placed to eventually increase the overall performance of the Company.

Income Taxes. The Company’s income tax (benefit)/expense was $(7,000) and $23,000 for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rates were (7.9) % and 12.5% for the three months ended March 31, 2005 and 2004, respectively. The Company’s effective tax rate decreased for the three months ended March 31, 2005 as compared to the same quarter in the prior year as the Company earned non-taxable income from investments which eliminated the state tax liability and $108,000 non-taxable income from the Bank Owned Life Insurance during the three months ended March 31, 2005.

Commitments, Contingencies and Off-balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2005	September 30, 2004
	(In thousands)
Commitments to originate new loans	$19,271	$7,616
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	22,233	24,330
Commercial letters of credit	680	634

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

Contractual Obligations

As of March 31, 2005

	Payments due by period
	(In thousands)
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
Time Deposits	$178,977	$148,540	$61,569	$0	$389,086
Long-term borrowings	0	60,000	18,734	0	78,734
Junior Subordinated Debentures	0	0	0	23,197	23,197
Service contracts	1,195	1,529	1,529	1,211	5,464
Lease obligations	1,062	2,802	1,406	6,057	11,327

Total contractual cash obligations	$181,234	$212,871	$83,238	$30,465	$507,808

Asset Quality

At March 31, 2005, the Company had approximately $1.6 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .20% of total assets. At September 30, 2004, non-performing assets were $905 000 or .11% of total assets. The Bank’s net charge-offs for the three months ended March 31, 2005 were $41,000. The Bank’s allowance for loan losses was $2.7 million at March 31, 2005 and $2.6 million at September 30, 2004.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2005	At September 30, 2004
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$881	$266
Multi-family residential	—	—
Commercial Real Estate	545	606
Construction	—	—
Commercial Loans	—	—
Land	70	—
Consumer Loans	12	—

Total Nonaccrual loans	1,508	872
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	1,508	872
Other non-performing assets	67	33

Total nonperforming assets	$1,575	$905

Nonperforming loans to loans receivable, net	.37%	.23%
Nonperforming assets as a percentage of loans and foreclosed real estate	.39%	.23%
Nonperforming assets to total assets	.20%	.11%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,587	$2,698

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	206	682

Total charge-offs	206	682

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	217	156

Total recoveries	217	156
Net loans charged-off	11	(526)
Provision for loan losses	120	267

Balance at end of period	$2,718	$2,439

Ratio of net charge-offs to average loans outstanding during the period	.01%	.14%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At March 31, 2005, the Company had $2.2 million in classified assets, consisting of $2.1 million in substandard and loss loans, $0 in foreclosed real estate and $ 67,000 in other repossessed assets. At September 30, 2004, the Company had $1.6 million in substandard and loss loans, consisting of $1.6 million in loans, $0 in foreclosed real estate and $33,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At March 31, 2005, the Company has identified approximately $1.9 million in assets classified as special mention.

Liquidity and Capital Resources

At March 31, 2005, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2005 and 2004, the Company had $80.5 million and $51.2 million, respectively, of loan originations. During the six months ended March 31, 2005 and 2004, the Company purchased investment securities in the amounts of $10.7 million and $66.3 million, respectively, and mortgage-backed securities in the amounts of $15.8 million and $41.5 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in the amount of $148.7 million as of March 31, 2005. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average daily liquidity ratio for the month of March was approximately 53.2%, which exceeded the required level for such period. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2005, cash, interest-bearing deposits in other banks and federal funds sold were $17.0 million, $1.5.million and $296,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2005 totaled $179.0 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2005, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $680,000, $22.2 million and $19.3 million respectively.

I tem 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company monitors whether material changes in market risk have occurred since September 30, 2004. The Company does not believe that any material changes in market risk exposures occurred since September 30, 2004.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on February 9, 2005. 5,676,276 shares representing 96.2% of the total outstanding shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

Nominee	Votes in Favor of Election	Votes Withheld
Henry V. Kahl	5,628,217	18,059
P. Louis Rohe Jr.	5,654,581	21,695
Michael J Klein	5,649,745	26,530

There were 0 broker nonvotes on the matter.

In addition, stockholders voted in favor of the ratification of the appointment of Stegman & Company,. as independent registered public accountants of the Company for the fiscal year ending September 30, 2005. 5,661,920 votes were cast in favor of the proposal to ratify the appointment of auditors, 3,230 votes were cast against the proposal, and 11,126 votes abstained. There were 0 broker non-votes on the matter.

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

BCSB BANKCORP, INC.

Date: May 16, 2005	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: May 16, 2005	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)