Form 10-Q
period 2005-06-30
BCSB BANKCORP INC
filed 2005-08-12
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(410) 256-5000

(Issuer’s Telephone Number, Including Area Code)

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

Yes  ☐    No  ☒

As of June 30, 2005, the issuer had 5,902,548 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2005	September 30, 2004
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$19,923	$14,852
Interest bearing deposits in other banks	1,481	2,579
Federal funds sold	328	384

Cash and Cash Equivalents	21,732	17,815

Interest bearing time deposits	100	100
Investment securities, available for sale	152,295	158,948
Investment securities, held to maturity	1,995	2,497
Loans receivable, net	433,344	386,136
Mortgage backed securities, available for sale	127,950	144,260
Mortgage backed securities, held to maturity	28,058	26,631
Premises and equipment, net	10,455	9,240
Federal Home Loan Bank of Atlanta stock, at cost	7,512	6,105
Bank owned life insurance	12,504	11,912
Goodwill	2,294	2,294
Accrued interest and other assets	8,362	7,680

Total assets	$806,601	$773,618

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,419	$19,309
Interest-bearing	574,132	561,313

Total Deposits	598,551	580,622

Short Term Advances from the Federal Home Loan Bank of Atlanta	45,270	43,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	88,000	77,920
Junior Subordinated Debentures	23,197	23,197
Other liabilities	7,954	4,750

Total liabilities	762,972	729,489

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,902,548 and 5,899,173 shares issued and outstanding At June 30, 2005 and September 30, 2004 , respectively)	59	59
Additional paid-in capital	21,083	20,969
Obligation under Rabbi Trust	1,221	1,222
Retained earnings (substantially restricted)	25,334	25,407
Accumulated other comprehensive loss (net of taxes)	(2,447)	(1,755)

	45,250	45,902
Employee Stock Ownership Plan	(456)	(593)
Stock held by Rabbi Trust	(1,165)	(1,180)

Total stockholders’ equity	43,629	44,129

Total liabilities and stockholders’ equity	$806,601	$773,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$17,646	$16,529	$6,106	$5,466
Interest on mortgage backed securities	4,813	3,972	1,574	1,501
Interest and dividends on investment securities	4,159	3,162	1,423	1,290
Other interest income	51	82	16	19

Total interest income	26,669	23,745	9,119	8,276

Interest Expense
Interest on deposits	10,778	10,099	3,713	3,400
Interest on borrowings – short term	942	291	412	219
Interest on borrowings – long term	1,926	816	733	262
Other interest expense - debentures	1,052	795	380	264

Total interest expense	14,698	12,001	5,238	4,145

Net interest income	11,971	11,744	3,881	4,131
Provision for losses on loans	168	356	48	89

Net interest income after provision for losses on loans	11,803	11,388	3,833	4,042

Other Income
Loss on repossessed assets	(345)	(44)	(97)	(124)
Mortgage Banking Operations	2	42	(3)	—
Fees on transaction accounts	506	568	172	172
Gain from sale of investments and mortgage backed securities	840	19	851	4
Income from bank owned life insurance	338	359	116	117
Other income	322	298	109	99

Other income, net	1,663	1,242	1,148	268

Non-Interest Expenses
Salaries and related expense	6,983	6,583	2,310	2,288
Occupancy expense	1,393	1,385	531	418
Data processing expense	1,551	1,145	491	389
Property and equipment expense	863	889	275	288
Advertising	514	689	251	208
Telephone, postage and office supplies	423	443	110	143
Other expenses	826	738	262	282

Total non-interest expenses	12,553	11,872	4,230	4,016

Income before tax provision	913	758	751	294
Income tax provision	198	138	217	61

Net income	$715	$620	$534	$233

Per Share Data:
Basic and diluted earnings per share	$.12	$.11	$.09	$.04

Dividends per share	$.25	$.25	$.125	$.125

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended June 30,
	2005	2004
	( in thousands)
Net Income	$715	$620
Other comprehensive income, net of tax:
Unrealized net holding losses on
Available-for-sale portfolios, net of tax $(433), and $(2,921)	(696)	(4,649)
Reclassification adjustment for (gains) losses
Included in net income, net of tax $3, and $(7)	5	(12)

Comprehensive Income (loss)	$24	$(4,041)

	For the Three Months Ended June 30,
	2005	2004
	( in thousands)
Net Income	$534	$233
Other comprehensive income, net of tax:
Unrealized net holding gains on
Available-for-sale portfolios, net of tax $1,075, and $(3,489)	1,709	(5,549)
Reclassification adjustment for (gains) losses
Included in net income, net of tax $(1), and $(1)	(2)	(2)

Comprehensive Income (loss)	$2,241	$(5,318)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2005	2004
	(dollars in thousands)
Operating Activities
Net income	$715	$620
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities
Gain on sale of investments and mortgage backed securities	(840)	(19)
Loans originated for sale	—	(3,202)
Loans sold	—	3,491
Gain on sale of loans	—	(42)
Amortization of deferred loan fees and cost, net	(105)	(132)
Provision for losses on loans	168	356
Non-cash compensation under Stock-based Benefit Plan	217	247
Amortization of purchase premiums and discounts, net	123	246
Provision for depreciation	657	707
Loss on sale of repossessed assets	345	44
Increase in cash surrender value of bank owned life insurance	(338)	(358)
Increase in accrued interest and other assets	(301)	(40)
Increase in other liabilities	586	1,050
Increase in obligation under Rabbi- Trust	28	15

Net cash provided by operating activities	1,255	2,983

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(253)	(11,425)
Purchase of investment securities – available for sale	(11,096)	(76,113)
Proceeds from maturities of investment securities – available for sale	2,000	21,130
Proceeds from sale of investment securities – available for sale	15,486	10,483
Purchases of investment securities – held to maturity	—	(2,498)
Proceeds from maturities of investment securities – held to maturity	500	2,500
Net increase in loans	(47,900)	(2,219)
Purchase of mortgage backed securities – available for sale	(10,561)	(52,251)
Principal collected on mortgage backed securities	27,587	23,968
Proceeds from sale of mortgage backed securities - available for sale	2,867	1,447
Purchase of mortgage backed securities – held to maturity	(5,271)	(7,062)
Proceeds from sales of foreclosed real estate	—	171
Proceeds from sales of repossessed assets	274	—
Investment in premises and equipment	(1,873)	(380)
Purchase of Federal Home Loan Bank of Atlanta Stock, net	(1,407)	(1,600)
Decrease in accounts payable Trade Date Securities	—	(13,998)

Net cash used by investing activities	(29,647)	(107,847)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2005	2004
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$17,971	$30,318
Net increase in advances by borrowers for taxes and insurance	2,626	1,808
Proceeds from Federal Home Loan Bank of Atlanta advances	240,450	152,877
Repayment of Federal Home Loan Bank of Atlanta advances	(227,970)	(86,177)
Acquisition of stock for Rabbi Trust	(14)	—
Exercised Stock Options	35	113
Dividends on stock	(789)	(775)

Net cash provided by financing activities	32,309	98,164

Increase (Decrease) in cash equivalents	3,917	(6,700)
Cash and cash equivalents at beginning of period	17,815	23,208

Cash and cash equivalents at end of period	$21,732	$16,508

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$14,506	$11,867

Income taxes	$510	$183

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

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

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the nine and three months ended June 30, 2005 and 2004 is as follows:

	For the Nine Months Ended June 30,
	2005			2004
	(dollars in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to shareholders	$715	5,816	$.12	$620	5,786	$.11

Diluted EPS
Effect of dilutive shares	—	43	—	—	57	—

Income available to shareholders plus assumed conversions	$715	5,859	$.12	$620	5,843	$.11

	For the Three Months June 30,
	2005			2004
	(dollars in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to shareholders	$534	5,822	$.09	$233	5,791	$.04

Diluted EPS
Effect of dilutive shares	—	33	—	—	50	—

Income available to shareholders plus assumed conversions	$534	5,855	$.09	$233	5,841	$.04

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 -	Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$55,299	6.96%	$11,918	1.50%	$	N/A	N/A	%
Tier I capital (2)	55,299	13.10	N/A	N/A		25,333	6.00
Core (1)	55,299	6.96	31,782	4.00		39,728	5.00
Risk-weighted (2)	57,495	13.62	33,778	8.00		42,223	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 -	Stock Option Plan

Stock-Based Employee Compensation- At June 30, 2005 and 2004 the Company has four stock-based employee compensation plans, which are described more fully in the 2004 Annual Report. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in income for the granted options as all granted options had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost is recorded for the value of shares of common stock granted to certain employees and directors under the Bank’s Management Recognition Plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands except per share data)
Net Income, as reported	$715	$620	$534	$233
Add: Stock-based Compensation Included in the determination of net income as reported, net of tax	208	200	72	60
Deduct: Total stock-based compensation Expense determined under fair value method for all awards, net of tax	(232)	(239)	(80)	(73)

Pro forma net income	$691	$581	$526	$220

Earnings per share:
Basic-as reported	$.12	$.11	$.09	$.04

Basic-pro forma	$.12	$.10	$.09	$.04

Diluted-as reported	$.12	$.11	$.09	$.04

Diluted-pro forma	$.12	$.10	$.09	$.04

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

Note 8- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loans facilities to customers. The Company, generally holds collateral and/or personal guarantees supporting these commitments. The Company has $672,000 of standby letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not considered to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bankcorp is a growing company headquartered in Baltimore, Maryland. The Company provides general consumer and commercial banking services in the greater Baltimore Metropolitan area. The Company opened two new branches during the previous quarter, one in the Honeygo area of Baltimore, Maryland and another in Sparks, Maryland. The Company has also signed a contract to open a branch in the Owings Mills area. The anticipated opening is the second half of calendar 2005.

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

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

During the nine months ended June 30, 2005, the Company’s assets increased by $33.0 million, or 4.3% from $773.6 million at September 30, 2004 to $806.6 million at June 30, 2005. The Company’s interest bearing deposits in other banks decreased $1.1 million, or 42.6% from $2.6 million at September 30, 2004 to $1.5 million at June 30, 2005. The Company’s investment portfolio available for sale decreased $6.7 million or 4.2%, from $158.9 million at September 30, 2004 to $152.3 million at June 30, 2005. The Company’s investment portfolio held to maturity decreased $500,000, or 20.1% from $2.5 million at September 30, 2004 to $2.0 million at and June 30, 2005. Net loans receivable, increased $47.2 million, or 12.2%, from $386.1 million at September 30, 2004 to $433.3 million at June 30, 2005. The loan growth was primarily due to the increased number of new residential loans and an increase in the volume of new commercial loans, many with adjustable rates. The Company’s mortgage-backed securities available for sale decreased by $16.3 million, or 11.3%, from $144.3 million at September 30, 2004 to $127.9 million at June 30, 2005. The Company’s mortgage-backed securities held to maturity increased $1.4 million, or 5.4% from $26.6 million at September 30, 2004 to $28.0 million at June 30, 2005. The cash surrender value on the Bank Owned Life Insurance increased $592,000, or 5.0% from $11.9 million at September 30, 2004 to $12.5 million at June 30, 2005. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. In anticipating a rising rate environment the Company is attempting to structure the balance sheet to reduce exposure to long term assets which would not re-price quickly when interest rates rise. In addition the Company is increasing long term funding in anticipation of rising interest rates.

Deposits increased by $17.9 million, or 3.1%, from $580.6 million at September 30, 2004 to $598.5 million at June 30, 2005. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand. The Company uses both short-term and long-term borrowings to fund growth of earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta increased by $2.3 million, or 5.3% from $43.0 million at September 30, 2004 to $45.3 million at June 30, 2005. Long-term advances from the Federal Home Loan Bank of Atlanta increased by $10.1 million, or 12.9% from $77.9 million at September 30, 2004 to $88.0 million at June 30, 2005. In anticipation of a rising rate environment, long term advances were used to help mitigate interest rate risk.

Stockholders’ equity decreased by $500,000, or 1.1% from $44.1 million at September 30, 2004 to $43.6 million at June 30, 2005, which was primarily attributable to the increase in accumulated other comprehensive loss of $692,000 from, a negative $1.8 million at September 30, 2004 to a negative $2.4 million at June 30, 2005. These unrealized losses are considered temporary as they reflect market values on June 30, 2005 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair value. This decline in value has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Nine Months Ended June 30, 2005 and 2004

Net Income. Net income increased by $95,000, or 15.3%, from $620,000 for the nine months ended June 30, 2004 to $715,000 for the nine months ended June 30, 2005. The increase in net income was primarily attributable to an increase in net interest income of $227,000 and an increase in other income of $421,000. Provision for loan losses also decreased by $188,000. This was partially offset by an increase in non-interest expenses of $681,000.

Net Interest Income. Net interest income was $12.0 million for the nine months ended June 30, 2005, compared to $11.7 million for the nine months ended June 30, 2004, representing an increase of $227,000, or 1.9%. The increase was primarily due to the increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $94.1 million, or 14.7% from $638.2 million for the nine months ended June 30, 2004 to $732.3 million at June 30, 2005. The increase in the average balance of interest earning-assets more than offset the decrease in the average rate on interest-earning assets of 10 basis points from, 4.96% for the nine months ended June 30, 2004 to 4.86% for the nine months ended June 30, 2005. Despite recent increases in interest rates, higher yielding assets within the investment and loan portfolios continue to re-price faster and are being replaced with lower yielding assets which resulted in a decrease in the interest rate spread of 29 basis points from, 2.47% for the nine months ended June 30, 2004 to 2.18% for the nine months ended June 30, 2005. The Company has elected to sacrifice some interest rate spread in the near term in order to reduce interest rate risk and to position itself to respond to changes in market rates. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 99.27% for the nine months ended June 30, 2004 to 100.09% for the nine months ended June 30, 2005. The Company’s spread has decreased because the cost of liabilities has increased, whereas the interest rates for assets have not changed as much due to their longer term nature. In an effort to avoid long term fixed rate assets, the Company’s investment strategy is to emphasize short-term loans. When the Company purchases mortgage-backed securities or investments, it purchases primarily adjustable, callable or step-ups.

Interest Income. Interest income increased by $2.9 million, or 12.3% from $23.7 million for the nine months ended June 30, 2004 to $26.7 million for the nine months ended June 30, 2005. Interest and fees on loans increased by $1.1 million, or 6.8% from $16.5 million for the nine months ended June 30, 2004 to $17.6 million for the nine months ended June 30, 2005. This was primarily due to an increase in the average balance of loans receivable of $41.0 million, or 11.4% from $359.6 million at June 30, 2004 to $400.7 million at June 30, 2005. The increase in the average balance of loans offset the decrease in the average yield on loans of 26 basis points from 6.13% for the nine months ended June 30, 2004 to 5.87% for the nine months ended June 30, 2005. The decrease in the average yield was attributed to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $841,000 or 21.2% from $4.0 million for the nine months ended June 30, 2004 to $4.8 million for the nine months ended June 30, 2005. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $135.0 million at June 30, 2004 to $166.3 million at June 30, 2005. Interest and dividends on investment securities increased by $997,000 or 31.5% from $3.2 million for the nine months ended June 30, 2004 to $4.1 million for the nine months ended June 30, 2005. This was primarily due to an increase in the average balance of investments of $27.3 million from, $135.1 million at June 30, 2004 to $162.3 million at June 30, 2005, and an increase in the average yield of 30 basis points from, 3.12 % for the nine months ended June 30, 2004 to 3.42% for the nine months ended June 30, 2005.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $12.0 million for the nine months ended June 30, 2004 to $14.7 million for the nine months ended June 30, 2005 an increase of $2.7 million or 22.5%. Interest on deposits increased $679,000 due to an increase in the average volume of deposits of $19.2 million, or 3.4% from $567.8 million at June 30, 2004 to $587.0 million at June 30, 2005. The average yield on deposits increased 8 basis points from 2.37% at June 30, 2004 to 2.45% at June 30, 2005. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $651,000 for the nine months ended June 30, 2005, and interest on long-term borrowings increased by $1.1 million for the nine months ended June 30, 2005. This increase was primarily due to an increase of $15.7 million in the average balance of short term advances from the Federal Home Loan Bank of Atlanta, from $33.0 million at June 30, 2004 to $48.7 million at June 30, 2005. The average balance of long-term advances (advances with maturities greater than one year) from the FHLB of Atlanta also increased by $54.8 million from, $18.0 million at June 30, 2004 to $72.8 million at June 30, 2005. The Company has $45.3 million in short term advances and $88.0 million in long term advances with the Federal Home Loan Bank of Atlanta. Proceeds of these advances were used to fund loans and purchase mortgage backed securities and investments that conform to the Bank’s strategy. Mitigation of interest rate risk and the ability to have funds available for re-pricing in a rising rate environment are important elements of the Bank’s investment strategy. Also contributing to interest expense was interest on the Junior Subordinated Debentures which was $1.1 million for the nine month period ending June 30, 2005, compared to $795,000 for the nine month period ending June 30, 2004.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2005 and 2004. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$400,693	$17,646	5.87%	$359,648	$16,529	6.13%
Mortgage-backed securities	166,315	4,813	3.86	135,042	3,972	3.92
Investment securities	162,335	4,159	3.42	135,071	3,162	3.12
Other interest earning assets	2,914	51	2.33	8,415	82	1.32

Total Interest-earning assets	732,257	26,669	4.86	638,176	23,745	4.96
Bank Owned Life Insurance	12,136			11,784
Noninterest-earning assets	40,488			48,764

Total assets	$784,881			$698,724

Interest-bearing liabilities:
Deposits	$587,016	$10,778	2.45%	$567,842	$10,099	2.37%
Short-term FHLB Advances	48,653	942	2.69	32,980	291	1.18
Long-term FHLB Advances	72,853	1,926	3.52	18,000	816	6.04
Junior Subordinated Debentures	23,197	1,052	6.05	23,197	795	4.57
Other liabilities	1,896	0.00		848	0.00

Total interest-bearing liabilities	731,615	14,698	2.68	642,867	12,001	2.49

Noninterest-bearing liabilities	9,856			12,311

Total liabilities	741,471			655,178
Stockholders’ Equity	43,410			43,546

Total liabilities and stockholders’ equity	$784,881			$698,724

Net interest income		$11,971			$11,744

Interest rate spread			2.18%			2.47%

Net interest margin			2.18%			2.45%

Ratio average interest earning assets/interest bearing liabilities			100.09%			99.27%

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

	For Nine Months Ended June 30,
	2005		vs.	2004

	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$1,918	$(719)		$(82)	$1,117
Mortgage-backed securities	925	(68)		(16)	841
Investment securities and FHLB Stock	640	297		60	997
Other interest-earning assets	(54)	66		(43)	(31)

Total interest-earning assets	3,429	(424)		(81)	2,924
Interest expense:
Deposits	341	327		11	679
Short-term FHLB advances	121	375		155	651
Long-term FHLB advances	2,487	(340)		(1,037)	1,110
Junior Subordinated Debentures	0	257		0	257
Other liabilities	0	0		0	0

Total interest-bearing liabilities	2,949	619		(871)	2,697

Change in net interest income	$480	$(1,043)		$790	$227

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established provisions for losses on loans of $168,000 for the nine months ended June 30, 2005, as compared to $356,000 for the nine months ended June 30, 2004, representing a decrease of $188,000. Loan chargeoffs for the nine months ended June 30, 2005 were $284,000 as compared to $907,000 for the nine months ended June 30, 2004 a decrease of $623,000. The decrease in loan chargeoffs was due to a decrease in actual losses in the Bank’s consumer loan portfolio. Loan recoveries were $264,000 for the nine months ended June 30, 2005 compared to $241,000 for the nine months ended June 30, 2004. Non-performing loans at June 30, 2005 were $1.1 million as compared to $1.1 million at June 30, 2004. Non-performing loans at September 30, 2004 were $872,000. The total loss allowance allocated to loans is $2.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $421,000, or 34.1% from $1.2 million for the nine months ended June 30, 2004 to $1.7 million for the nine months ended June 30, 2005. The increase in other income for the nine months ended June 30 2004 was attributable to an increase in the gain on sale of investments of $821,000, from $19,000 for the nine months ended June 30, 2004 to $840,000 for the nine months ended June 30, 2005. A portion of this increase is attributed to a one time gain associated with Harland Financial Solutions, Inc. cash acquisition of outstanding shares of the common stock of Intrieve Incorporated, which included shares owned by Baltimore County Savings Bank, F.S.B, the Company’s wholly owned subsidiary. The Company could realize additional gains of up to $60,000 after tax during the year following the closing of the acquisition if certain additional criteria specified in the acquisition agreement are satisfied. This increase was partially offset by an increase in the loss on repossessed assets of $301,000 from $44,000 at June 30, 2004 to $345,000 at June 30, 2005. Fees on transaction accounts also decreased $62,000 from $568,000 for the nine months ended June 30, 2004 to $506,000 for the nine months ended June 30, 2005, as the Company eliminated or reduced fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) decreased $21,000 for the nine months ended June 30, 2005 from $359,000 for the nine months ended June 30, 2004, to $338,000 for the nine months ended June 30, 2005. This decrease was due to an adjustment in the rate of dividends paid on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $681,000, or 5.74% from $11.9 million for the nine months ended June 30, 2004 to $12.5 million for the nine months ended June 30, 2005. The Company experienced increases of $400,000 in salaries and related expenses, from $6.6 million for the nine months ended June 30, 2004 to $7.0 million for the nine months ended June 30, 2005. Salaries and related expenses increased as the Company hired new personnel to staff the new offices. Data processing expense increased $406,000, from $1.1 million for the nine months ended June 30, 2004 to $1.6 million for the nine months ended June 30, 2005. The increase in data processing expenses was primarily due to the Bank’s decision not to renew its contracts with Intrieve and to convert its data processing system to Fiserv. The Bank had several contracts with Intrieve, all with different ending dates. To end all contracts at the same time an early termination penalty of $273,000 was recognized. This was partially offset by a credit of $150,000 from Fiserv. Other expenses increased by $88,000, or 11.9% from $738,000 for the nine months ended June 30, 2004 to $826,000 for the nine months ended June 30, 2005. Advertising expense decreased $175,000, or 25.4% from $689,000 for the nine months ended June 30, 2004 to $514,000 for the nine months ended June 30, 2005. During the next quarter, non-interest expenses will likely increase due to the opening of a new branch. However, the branch is strategically placed to eventually increase the overall performance of the Company.

Income Taxes. The Company’s income tax expense was $198,000 and $138,000 for the nine months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rates were 21.7% and 18.2% for the nine months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rate increased for the nine months ended June 30, 2005 as compared to the same period in the prior year as the Company’s taxable income increased relative to its tax-exempt income.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net Income. Net income increased by $301,000, or 129.2%, from $233,000 for the three months ended June 30, 2004 to $534,000 for the three months ended June 30, 2005. The increase in net income was primarily attributable to an increase in the gain on sale of investment of $847,000. This was partially offset by a decrease in net interest income of $250,000 or 6.1% and an increase in non-interest expenses of $214,000, or 5.3%.

Net Interest Income. Net interest income was $3.9 million for the three months ended June 30, 2005, compared to $4.1 million for the three months ended June 30, 2004, representing a decrease of $250,000, or 6.1%. The decrease was primarily due to the increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $55.4 million, or 8.0% from $692.5 million for the three months ended June 30, 2004 to $747.9 million at June 30, 2005. The average rate on interest bearing liabilities increased by 41 basis points from 2.39% for the three months ended June 30, 2004 to 2.80% for the three months ended June 30, 2005. Despite recent increases in interest rates, higher yielding assets within the investment and loan portfolios continue to re-price faster and are being replaced with low yielding assets which resulted in a decrease in the interest rate spread of 28 basis points from, 2.39% for the three months ended June 30, 2004 to 2.11% for the three months ended June 30, 2005. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.07% for the three months ended June 30, 2004 to 98.28% for the three months ended June 30, 2005. The Company has elected to sacrifice some interest rate spread in the short term in order to reduce interest rate risk and position itself to respond to changes in market rates. In an effort to avoid long term fixed rate assets in the current interest rate environment, the Company’s investment strategy was to purchase securities that were short term in nature or had step-up provisions. Likewise, investments in mortgage-backed securities were primarily in adjustable loan products or maturities of ten years or less. Short term loans were also emphasized.

Interest Income. Interest income increased by $843,000, or 10.2% from $8.3 million for the three months ended June 30, 2004 to $9.1 million for the three months ended June 30, 2005. Interest and fees on loans increased by $640,000, or 11.7% from $5.5 million for the three months ended June 30, 2004 to $6.1 million for the three months ended June 30, 2005. This was primarily due to an increase in the average balance of loans receivable of $55.1 million, or 15.2% from $361.3 million at June 30, 2004 to $416.4 million at June 30, 2005. The increase in the average balance of loans offset the decrease in the average yield on loans of 18 basis points from 6.05% for the three months ended June 30, 2004 to 5.87% for the three months ended June 30, 2005. The decrease in the average yield was attributed to higher yielding mortgage loans refinancing at lower rates. Interest on mortgage-backed securities increased by $73,000 or 4.9% from $1.5 million for the three months ended June 30, 2004 to $1.6 million for the three months ended June 30, 2005. This increase was primarily due to the increase in the average rate on mortgage-backed securities of 20 basis points from 3.70% for the three months ended June 30, 2004 to 3.90% for the three months ended June 30, 2005. This more than offset the decrease in the average balance of $642,000 or .4% from $162.3 million at June 30, 2004 to $161.6 million at June 30, 2005. Interest and dividends on investment securities increased by $133,000 or 10.3% from $1.3 million for the three months ended June 30, 2004 to $1.4 million for the three months ended June 30, 2005. This was primarily due to an increase in the average yield on investments of 38 basis points from 3.12% for the three months ended June 30, 2004 to 3.50% for the three months ended June 30, 2005.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $4.1 million for the three months ended June 30, 2004 to $5.2 million for the three months ended June 30, 2005 an increase of $1.1 million or 26.4%. Interest on deposits increased $313,000 due to an increase in the average volume of deposits of $7.5 million, or 1.3% from $582.7 million at June 30, 2004 to $590.2 million at June 30, 2005. The average yield on deposits increased 19 basis points from 2.33% at June 30, 2004 to 2.52% at June 30, 2005. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $193,000 for the three months ended June 30, 2005, and interest on long-term borrowings increased by $471,000 for the three months ended June 30, 2005. This increase was primarily due to an increase of $68.7 million in the average balance of long-term advances from the Federal Home Loan Bank of Atlanta, from $18.0 million at June 30, 2004 to $86.7 million at June 30, 2005. The Bank’s strategy in this rising rate environment was to increase long –term advances with fixed rates in an effort to mitigate interest rate risk. Therefore, there was a decrease in short –term advances from the FHLB of $22.0 million from, $67.0 million at June 30, 2004 to $45.1 million at June 30, 2005. The funds from these advances were used to purchase short term investment securities, mortgage backed securities, and to fund loans in an effort to mitigate interest rate risk and have funds available to reinvest as interest rates rise. Also contributing to interest expense was interest on the Junior Subordinated Debentures which was $380,000 for the three month period ending June 30, 2005, compared to $264,000 for the three month period ending June 30, 2004.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2005 and 2004. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$416,365	$6,106	5.87%	$361,278	$5,466	6.05%
Mortgage-backed securities	161,611	1,574	3.90	162,253	1,501	3.70
Investment securities	162,729	1,423	3.50	165,217	1,290	3.12
Other interest earning assets	1,849	16	3.46	4,286	19	1.77

Total Interest-earning assets	742,554	9,119	4.91	693,034	8,276	4.78
Bank Owned Life Insurance	12,504			11,784
Noninterest-earning assets	44,400			46,268

Total assets	$799,458			$751,086

Interest-bearing liabilities:
Deposits	$590,234	$3,713	2.52%	$582,722	$3,400	2.33%
Short-term FHLB Advances	45,087	412	3.65	67,083	219	1.31
Long-term FHLB Advances	86,667	733	3.38	18,000	262	5.82
Junior Subordinated Debentures	23,197	380	6.55	23,197	264	4.55
Other liabilities	2,752	0.00		1,541	0.00

Total interest-bearing liabilities	747,937	5,238	2.80	692,543	4,145	2.39

Noninterest-bearing liabilities	8,055			17,391

Total liabilities	755,992			709,934
Stockholders’ Equity	43,466			41,152

Total liabilities and stockholders’ equity	$799,458			$751,086

Net interest income		$3,881			$4,131

Interest rate spread			2.11%			2.39%

Net interest margin			2.09%			2.38%

Ratio average interest earning assets/interest bearing liabilities			98.28%			100.07%

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

	For Three Months Ended June 30,
	2005		vs.	2004

	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$807	$(145)		$(22)	$640
Mortgage-backed securities	(6)	79		0	73
Investment securities	(18)	153		(2)	133
Other interest-earning assets	(12)	19		(10)	(3)

Total interest-earning assets	771	106		(34)	843

Interest expense:
Deposits	44	266		3	313
Short-term FHLB advances	333	(56)		(84)	193
Long - Term FHLB advances	1,000	(110)		(419)	471
Junior Subordinated Debentures	0	116		0	116
Other liabilities	0	0		0	0

Total interest-bearing liabilities	1,377	216		(500)	1,093

Change in net interest income	$(606)	$(110)		$466	$(250)

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established provisions for losses on loans of $48,000 for the three months ended June 30, 2005, as compared to $89,000 for the three months ended June 30, 2004. Loan chargeoffs for the three months ended June 30, 2005 were $78,000 as compared to $225,000 for the three months ended June 30, 2004 a decrease of $147,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the Bank’s consumer loan portfolio. Loan recoveries were $46,000 for the three months ended June 30, 2005 compared to $86,000 for the three months ended June 30, 2004. Non performing loans at June 30, 2005 and June 30, 2004 were $1.1 million . The total loss allowance allocated to loans is $2.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $880,000, or 328.4% from $268,000 for the three months ended June 30, 2004 to $1.1 million for the three months ended June 30, 2005. The increase in other income for the three months ended June 30, 2005 was primarily attributable to the one time gain of $848,000 associated with Harland Financial Solutions, Inc. cash acquisition of outstanding shares of the common stock of Intrieve Incorporated, which included the shares owned by Baltimore County Savings Bank, F.S.B., the Company’s wholly owned subsidiary. The Company could realize additional gains of up to $60,000 after tax during the year following the closing of the acquisition if certain additional criteria specified in the acquisition agreement are satisfied.

Non-interest Expenses. Total non-interest expenses increased by $214,000, from $4.0 million for the three months ended June 30, 2004 to $4.2 million for the three months ended June 30, 2005. Salaries and related expenses, remained stable at $2.3 million for the three months ended June 30, 2004 and June 30, 2005. Data processing expense increased $102,000, from $389,000 for the three months ended June 30, 2004 to $491,000 for the three months ended June 30, 2005. The increase in data processing expenses was primarily due to the increased number of accounts to service. Occupancy expenses increased by $113,000, from $418,000 for the three months ended June 30, 2004 to $531,000 for the three months ended June 30, 2005. This was primarily due to the increased cost to operate the two additional branches opened last quarter. These increases were partially offset by a decrease in telephone, postage and office supplies expense by $33,000, from $143,000 for the three months ended June 30, 2004 to $110,000 for the three months ended June 30, 2005.

Income Taxes. The Company’s income tax expense was $217,000 and $61,000 for the three months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rates were 28.9 % and 20.7% for the three months ended June 30, 2005 and 2004, respectively. The Company’s effective tax rate increased for the three months ended June 30, 2005 as compared to the same quarter in the prior year as the Company’s taxable income increased relative to its tax-exempt income.

Commitments, Contingencies and Off-balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	June 30, 2005	September 30, 2004
	(In thousands)
Commitments to originate new loans	$14,414	$7,616
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	24,122	24,330
Commercial letters of credit	672	634

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

Contractual Obligations

As of June 30, 2005

	Payments due by period
	(In thousands)
	Less than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years	Total
Time Deposits	$182,710	$136,555	$84,765	$—	$404,030
Long-term borrowings	—	60,000	28,000	—	88,000
Junior Subordinated Debentures	—	—	—	23,197	23,197
Service contracts	1,011	1,529	1,529	1,020	5,089
Lease obligations	1,070	2,702	1,387	5,909	11,068

Total contractual cash obligations	$184,791	$200,786	$115,681	$30,126	$531,384

Asset Quality

At June 30, 2005, the Company had approximately $1.2 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .15% of total assets. At September 30, 2004, non-performing assets were $905,000 or .11% of total assets. The Bank’s net charge-offs for the three months ended June 30, 2005 were $20,000. The Bank’s allowance for loan losses was $2.7 million at June 30, 2005 and $2.6 million at September 30, 2004.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2005	At September 30, 2004
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$1,019	$266
Multi-family residential	—	—
Commercial Real Estate	20	606
Construction	—	—
Commercial Loans	—	—
Land	70	—
Consumer Loans	26	—

Total Nonaccrual loans	1,135	872
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	1,135	872
Other non-performing assets	89	33

Total nonperforming assets	$1,224	$905

Nonperforming loans to loans receivable, net	.26%	.23%
Nonperforming assets as a percentage of loans and foreclosed real estate	.28%	.23%
Nonperforming assets to total assets	.15%	.11%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,587	$2,698

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(284)	(907)

Total charge-offs	(284)	(907)
Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	264	241

Total recoveries	264	241
Net loans charged-off	(20)	(666)
Provision for loan losses	168	356

Balance at end of period	$2,735	$2,388

Ratio of net charge-offs to average loans outstanding during the period	.01%	.18%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2005, the Company had $1.8 million in classified assets, consisting of $1.7 million in substandard and loss loans, $0 in foreclosed real estate and $ 89,000 in other repossessed assets. At September 30, 2004, the Company had $1.6 million in substandard and loss loans, consisting of $1.6 million in loans, $0 in foreclosed real estate and $33,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At June 30, 2005, the Company has identified approximately $1.5 million in assets classified as special mention.

Liquidity and Capital Resources

At June 30, 2005, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2005 and 2004, the Company had

$139.0 million and $91.8 million, respectively, of loan originations. During the nine months ended June 30, 2005 and 2004, the Company purchased investment securities in the amounts of $11.1 million and $78.6 million, respectively, and mortgage-backed securities in the amounts of $15.8 million and $59.3 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in the amount of $159.0 million as of June 30, 2005. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of June was approximately 44.5%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2005, cash, interest-bearing deposits in other banks and federal funds sold were $19.9 million, $1.5 million and $328,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2005 totaled $182.7 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2005, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $672,000, $24.1 million and $14.4 million respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None

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

BCSB BANKCORP, INC.

Date: August 12, 2005	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: August 12, 2005	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)