Form 10-K
period 2005-09-30
BCSB BANKCORP INC
filed 2005-12-29
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and common non-voting common equity held by non-affiliates was approximately $21,889,105 computed by reference to the closing sale price for the registrant’s common stock on September 30, 2005 as reported on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 1, 2005: 5,912,177

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year ended September 30, 2005. (Parts II and III)

2.	Portions of Proxy Statement for registrant’s 2006 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

General

BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the “Company”) serves as the holding company for its wholly owned subsidiaries, Baltimore County Savings Bank, F.S.B. (the “Bank”), BCSB Bankcorp Capital Trust I and BCSB Bankcorp Capital Trust II. Baltimore County Savings Bank, M.H.C. (the “MHC”), a federal mutual holding company, owns 63.5% of the Company’s outstanding common stock. The Company’s assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2005, the Company had total assets of $812.7 million, total deposits of $597.7 million and stockholders’ equity of $42.0million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through seventeen banking offices serving the Baltimore metropolitan area the eighteenth branch is scheduled to open late December 2005. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2005, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment This partially mitigates the risk associated with a decline in any particular economic sector. Once the backbone of the regional economy, the manufacturing industry is relatively stable following a long period of decline. Demographic and economic growth trends, measured by changes in population, number of household, age distribution and median household income, provide key insight into the health of the Bank’s market area. Baltimore County has the largest population at 754,292 followed by Baltimore City at 651,154, Anne Arundel County at 489,000, Howard County at 247,842 and Harford County at 218,000. Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development seventy-seven percent of Baltimore County’s employees work in the private sector with approximately 9% in manufacturing, 20% in trade, transportation and utilities, 13.8% in professional business services, 13.8% in education and health services, and 8% in leisure and hospitality. Government provides 17.5% of Baltimore County’s jobs, with self-employed providing the remaining employment.

Harford County continues to experience strong economic growth while maintaining a strong government presence of approximately 11,484 employed in the Aberdeen Proving Grounds both in the military and in civilian capacity. The Maryland Department of Labor and Licensing Regulation estimates 54,727 work in Harford County’s private sector with 30% working in retail trade, 33% in service and 19% in construction and manufacturing. Going forward Harford county and the entire Baltimore metropolitan area will benefit from the proposed recommendations by the U.S. Army for the realignment and closure of military bases which could add approximately 20,000 jobs in both military and related private sector employment.

Lending Activities

General. The Bank’s gross loan portfolio totaled $482.6 million at September 30, 2005, representing 59.4% of total assets at that date. At September 30, 2005, $195.2 million, or 40.4% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $53.8 million, $26.9 million and $75.0 million, respectively, or 11.1%, 5.6% and 15.6%, respectively, of the Bank’s gross loan portfolio at September 30, 2005. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $88.3 million and $17.9million, respectively, or18.3% and 3.7% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $16.5 million, or 3.4% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2005, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$195,203	40.44%	$179,010	43.47%	$179,552	46.32%	$221,062	53.09%	$165,028	57.94%
Single-family rental property loans	26,914	5.58	19,257	4.68	14,348	3.70	8,306	2.00	7,581	2.66
Commercial	75,034	15.55	64,615	15.69	53,675	13.85	57,356	13.77	15,068	5.29
Construction (2)	53,755	11.14	23,225	5.64	16,411	4.23	11,734	2.82	8,709	3.06
Commercial lines of credit	16,463	3.41	16,038	3.89	6,410	1.65	4,208	1.01	400.14
Commercial leases	3,300.68		1,300.32		820.21		1,170.28		1,308.46
Commercial loans secured	1,869.39		800.20		133.03		1,595.38		2,588.91
Commercial loans unsecured	538.11		545.13		678.17		—	—	—	—
Consumer Loans:
Automobile	88,287	18.29	88,122	21.40	98,168	25.33	93,161	22.38	72,822	25.57
Home equity lines of credit	17,901	3.71	15,629	3.79	13,943	3.60	13,864	3.33	8,935	3.13
Other	3,377.70		3,265.79		3,474.90		3,897.94		2,395.84

	482,641	100.00%	411,806	100.00%	387,612	100.00%	416,353	100.00%	284,834	100.00%

Add:
Purchase accounting premium (net)	665		950		1,320		1,990		—
Less:
Undisbursed portion of loans in process	16,874		13,764		7,753		4,902		4,434
Deferred loan origination fees	272		267		429		661		143
Unearned interest	9,067		10,002		12,750		13,964		10,684
Allowance for loan losses	2,746		2,587		2,698		2,199		1,563

Total	$454,347		$386,136		$365,302		$396,617		$268,010

(1)	Includes fixed-rate second mortgage loans.

(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2005 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due during the year ending September 30, 2006	Due 1 through 5 years after September 30, 2006	Due 5 years after September 30, 2006	Total
	(In thousands)
Real Estate Loans
Single-family residential	$111	$14,565	$180,527	$195,203
Single-family rental property	2	976	25,936	26,914
Commercial	2,525	8,914	63,595	75,034
Construction	6,568	23,913	23,274	53,755
Commercial lines of credit	5,920	592	9,951	16,463
Commercial leases	40	3,260	—	3,300
Commercial loans secured	—	552	1,317	1,869
Commercial loans unsecured	538	—	—	538
Consumer:
Automobile	1,332	86,919	36	88,287
Home equity lines of credit	138	2,375	15,388	17,901
Other	724	1,124	1,529	3,377

Total	$17,898	$143,190	$321,553	$482,641

The following table sets forth at September 30, 2005, the dollar amount of all loans due within one year and one year or more after September 30, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$187,627	$7,576
Single-family rental property	8,980	17,934
Commercial	27,330	47,704
Construction	38,833	14,922
Commercial lines of credit	—	16,463
Commercial leases	3,300	—
Commercial loans secured	1,869	—
Commercial loans unsecured	538	—
Consumer:
Automobiles	88,287	—
Home equity lines of credit	—	17,901
Other	3,377	—

Total	$360,141	$122,500

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$53,800	$41,406	$55,896
Single-family rental property	10,599	7,739	7,021
Commercial	39,095	27,866	21,021
Construction	18,652	6,196	2,209
Commercial lines of credit	8,174	13,570	605
Commercial loans secured	2,866	1,195	994
Commercial leases	190	872	154
Consumer:
Automobile	47,659	40,154	60,789
Home equity lines of credit	11,803	8,669	9,269
Other	1,089	927	1,290

Total loans originated	$193,927	$148,594	$159,248

Loans purchased:
Real estate loans	$0	$0	$0

Total loans purchased	$0	$0	$0

Loans sold:
Whole loans	$0	$3,449	$11,995

Total loans sold	$0	$3,449	$11,995

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

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Real estate loans up to $1 million, as well as all requests for lines of credit up to $500,000, may be approved by the Bank’s Loan Committee, which consists of the Bank’s President, Executive Vice President of Lending and Treasurer and meets weekly. All loans in excess of these amounts must be approved by the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the Bank’s Vice President of consumer lending, Senior Loan Officer and consumer loan underwriters and reviewed by the Bank’s Senior Vice President who supervises lending operations.

Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation, (“FHLMC”) and the Federal National Mortgage Association, (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loans, and the Bank obtains a Phase I environmental study in connection with its underwriting of acquisition and development loans.

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

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to $8.2 million at September 30, 2005. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2005, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2005, the Bank’s largest loan customer was a $6.4 million relationship consisting of a medical office building and other residential and commercial investment properties. At September 30, 2005, the loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2005, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $195.2 million, or 40.4% of the Bank’s gross loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2005, the Bank had $187.6 million of fixed-rate single-family mortgage loans, which amounted to 96.1% of the Bank’s single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 15 years or less by offering more competitive rates on these loans as compared to the rates it offers on fixed-rate mortgage loans with terms in excess of 15 years.

The Bank also offers adjustable-rate, single-family residential mortgage loans. As of September 30, 2005, $7.6 million, or 3.9% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2005, single-family rental property loans totaled $26.9 million, or 5.6%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $10.6 million, $7.7 million and $7.0 million for the years ended September 30, 2005, 2004 and 2003, respectively. Single-family residential mortgage loans secured by non-owner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from .5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between .0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between .0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2005, $53.8 million, or 11.1%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank has however increased its construction activity with the smaller local builders. The Bank’s construction loans totaled $53.8 million, $23.2 million and $16.4 million at September 30, 2005, 2004, 2003, respectively, and construction loan originations were $12.4 million, $6.2 million and $2.2 million during the years ended September 30, 2005, 2004 and 2003, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2005, the Bank had 11 such facilities outstanding totaling $701,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million, with the largest having an outstanding principal balance of $4.0 million at September 30, 2005. At September 30, 2005, the Bank had $75.0 million of commercial real estate loans, which amounted to 15.6% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years at a rate that is at least 1% above the rate charged by the Bank on single-family residential mortgage loans having comparable terms and interest rate adjustment periods.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3 1/2%. As of September 30, 2005, the Bank had $16.5 million of such loans outstanding.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $88.3 million, or 18.3%, of the Bank’s gross loan portfolio, at September 30, 2005. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 100% of the “sticker price” or purchase price, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner or indirectly, where the financing is arranged by the car dealer. Management of the Bank estimates that approximately 80% of automobile loans are originated on an indirect basis through various dealerships located in its market area. Automobile loans originated on an indirect basis are considered to entail greater credit risk than automobile loans originated on a direct basis. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2005, home equity lines of credit totaled $17.9 million, or 3.7% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $ 13.5 million, or 2.8%, of the Bank’s gross loans at September 30, 2005.

The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less .25% up to the prime rate. The interest rate may not adjust to a rate higher than 18%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is 1.5% of the outstanding principal balance. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 2.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2005, savings account loans accounts totaled $1.4 million, or .29%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include surgical loans, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $2.0 million at September 30, 2005.

Consumer lending usually affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

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

Loans generally are placed on non-accrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectibility of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
Real Estate:
Single-family residential	$647	$266	$59	$291	$239
Single-family rental property	—	—	—	—	—
Commercial	91	606	166	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	1,100	—
Consumer	—	—	75	—	—

Total	$738	$872	$300	$1,391	$239
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total non-performance loans	$738	$872	$300	$1,391	$239

Percentage of gross loans	.15%	.21%	.08%	.33%	.09%

Percentage of total assets	.09%	.11%	.04%	.24%	.06%

Other non-performing assets (2)	$86	$33	$283	$229	$134

Loans modified in troubled debt restructuring	$—	$—	$—	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.

(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars.

During the year ended September 30, 2005, gross interest income of $66,000, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2005 amounted to $29,000.

At September 30, 2005, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

At September 30, 2005, non-accrual loans consisted of 5 single-family residential mortgage loans aggregating $647,000, and 2 commercial loans aggregating $91,000.

        Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2005, the Bank had no real estate owned. The Bank had $86,000 of other nonperforming assets, which consisted of the Bank’s inventory of repossessed cars.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2005, the Bank had $2.9 million in classified assets consisting of $1.5 million in assets classified as special mention, $850,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of $743,000 single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2005, and $26,000 consumer loans 60 to 89 days delinquent at September 30, 2005 and substandard assets consisted of the $738,000 in non-accrual loans described above.

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

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by the Board of Directors on a monthly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at the beginning of the period	$2,587	$2,698	$2,199	$1,563	1,403

Loans charged-off:
Real estate mortgage
Single-family residential	—	—	—	—	20
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	159	—
Consumer	392	1,021	1,239	530	324

Total charge-offs	392	1,021	1,239	689	344
Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	383	423	379	429	172

Total recoveries	383	423	379	429	172
Net loans charged off	(9)	(598)	(860)	(260)	(172)
Provision for loan losses	168	487	1,359	509	332
Allowance assumed in the provision	—	—	—	387	—

Balance at the end of period	$2,746	$2,587	$2,698	$2,199	1,563

Ratio of net charge-offs to average loans outstanding during the period	.01%	.16%	.22%	.09%	.07%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$548	40.44%	$578	43.47%	$539	46.32%	$760	53.09%	$587	57.94%
Single-family rental property	40	5.58	29	4.68	22	3.70	17	2.00	15	2.66
Commercial	707	15.55	455	15.69	396	13.85	314	13.77	151	5.29
Construction	14	11.14	16	5.64	107	4.23	70	2.82	40	3.06
Commercial lines of credit	22	3.41	10	3.89	16	1.65	46	1.01	—	.14
Commercial leases	2.68		—	.32	—	—	—	.28	—	.46
Commercial loans secured	72.39		52.20		—	.21	—	.38	—	.91
Commercial loans unsecured	537.11		541.13		569.03		—	—	—	—
Consumer	804	22.70	906	25.98	1,049	29.83	992	26.65	770	29.54

Total allowance for loan losses	$2,746	100.00%	$2,587	100.00%	$2,698	100.00%	$2,199	100.00%	$1,563	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See “ – Regulation – Depository Institution Regulation – Liquidity Requirements.”

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

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2005 the Bank’s securities portfolio consists of both available for sale and held to maturity securities.

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

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See “Regulation – Depository Institution Regulation – Qualified Thrift Lender Test.”

At September 30, 2005, mortgage-backed securities with an amortized cost of $26.5 million were classified as held to maturity. At September 30, 2005, the Bank’s held to maturity mortgage-backed securities had a weighted average yield of 5.48%.

At September 30, 2005, mortgage-backed securities with an amortized cost of $114.9 million were classified as available for sale. At September 30, 2005, the Bank’s available for sale mortgage-backed securities had a weighted average yield of 3.85%.

At September 30, 2005, the Bank did not have any CMOs, and the Bank’s investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits (“REMICs”).

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2005	2004	2003
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency securities	$116,443	$124,790	$90,021
Mortgage-backed securities	112,120	144,260	116,204
Equity investments in mutual funds	34,943	34,158	31,268

Total Available for Sale	$263,506	$303,208	$237,493

Securities held to maturity:
U.S. government and agency securities	$1,995	$2,497	$2,500
Mortgage-backed securities	26,470	26,631	18,394
FHLB stock	8,060	6,105	3,305

Total Held to Maturity	$36,525	$35,233	$24,199
Total	$300,031	$338,441	$261,692

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 200  .

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$4,501	2.06%	$81,223	3.18%	$27,982	3.55%	$4,991	4.31%	$118,697	$116,443	3.27%
Mortgage-backed securities	—	—	22,101	3.66	16,928	3.96	75,848	3.96	114,877	112,120	3.85
Equity Investment in mutual funds	36,238	4.22	—		—		—		36,238	34,943	4.22

Total available for sale	$40,739		$103,324		$44,910		$80,839		$269,812	$263,506

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
Securities held to maturity:
U.S. government and agency obligations	$500	2.00%	$500	3.50%	$995	3.52%	$—	—%	$1,995	$1,982	3.13%
Mortgage-backed securities	17	4.96	35	8.09	657	6.27	25,761	5.46	26,470	26,259	5.48
FHLB stock	—		—	—	—		8,060	3.96	8,060	8,060	3.96

Total held to maturity	$517		$535		$1,652		$33,821		$36,525	$36,301
Total	$41,256		$103,859		$46,562		$114,660		$306,337	$299,807

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine (“ATM”) network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its seventeen offices. The Bank also has a remote ATM at the Forest Hill Lanes in Forest Hill, Maryland and remote ATM’s at three area community college’s, Dundalk Community College, Catonsville Community College and Essex Community College. The Bank also has an Internet-based banking system to provide additional customer convenience.

Savings deposits in the Bank at September 30, 2004 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
%
		Demand deposits:
.16	None	NOW and Super NOW accounts	$250	$63,497	10.62%
2.18	None	Money Market	250	12,180	2.04

		Total demand deposits		75,677	12.66
		Passbook savings deposits:
.86	None	Regular Passbook	25	84,934	14.21
1.21	None	Money market passbook	10,000	31,759	5.32

		Total passbook savings deposits		$116,693	19.53%

		Certificates of Deposit

1.72	3 months or less	Fixed-term, fixed rate	$1,000	$7,845	1.31%
2.93	6 months	Fixed-term, fixed rate	1,000	12,054	2.02
2.76	12 months	Fixed-term, fixed rate	100	52,187	8.73
3.26	18 months	Fixed-term, fixed rate	100	24,861	4.16
3.02	24 months	Fixed-term, fixed rate	100	49,540	8.29
2.75	30 months	Fixed-term, fixed rate	100	3,766.63
3.16	36 months	Fixed-term, fixed rate	100	12,746	2.13
—	42 months	Fixed-term, fixed rate	100	—	—
4.55	48 months	Fixed-term, fixed rate	100	16,179	2.71
4.18	60 months	Fixed-term, fixed rate	100	96,156	16.09
3.34	$100,000 and over	Fixed-term, fixed rate	N/A	129,888	21.73

		Total Certificates of deposit		405,222	67.80
	Purchase accounting premiums, net			18
		Accrued interest payable		59.01

		Total deposits		$597,669	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2005	% of Deposit	Increase (Decrease)	Balance at September 30, 2004	% of Deposits	Increase (Decrease)	Balance at September 30, 2003	% of Deposits
	(Dollars in thousands)
NOW	$63,497	10.62%	$7,628	$55,869	9.63%	$5,312	$50,557	9.15%
Money market deposit	12,180	2.04	(3,176)	15,356	2.64	(184)	15,540	2.82
Passbook savings deposits	116,693	19.53	(686)	117,379	20.22	7,143	110,236	19.97
Certificate of deposit	275,334	46.07	2,065	273,269	47.07	591	272,678	49.42
Certificate of deposit $100,000 and over	129,888	21.73	11,263	118,625	20.41	16,107	102,518	18.57
Purchase accounting premiums, net	18	—	(62)	80.02		(261)	341.06
Accrued interests payable	59.01		15	44.01		(15)	59.01

	$597,669	100.00%	$17,047	$580,622	100.00%	$28,693	$551,929	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW	$38,509.32%		$35,878.53%		$43,579.61%
Money Market deposits	13,938.95		15,702.82		15.628	1.03
Passbook savings deposits	118,817.93		115,155.90		100,160	2.13
Non-interest bearing demand deposits	23,213	—	19,662	—	16,305	—
Certificate of deposit	395,372	3.38	384,708	3.17	354,349	3.29

Total	$589,849	2.49%	$571,105	2.37%	$530,021	2.68%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2005	2004	2003
	(Dollars in Thousands)
0.26 – 2.00%	$19,290	$97,949	$84,309
2.01 – 4.00	237,946	186,991	172,828
4.01 – 6.00	138,052	62,612	70,523
6.01 – 7.25	9,934	44,342	47,536

	$405,222	$391,894	$375,196

The following table sets forth the amount and maturities of time deposits at September 30, 2004.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
	(In thousands)
0.26 – 2.00%	$19,039	$232	$—	$19	$19,290
2.01 – 4.00	137,648	53,646	21,036	25,616	237,946
4.01 – 6.00	6,776	26,252	33,910	71,114	138,052
6.01 – 7.25	9,878	52	4	—	9,934

	173,341	80,182	54,950	96,749	405,222

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2005. At such date, such deposits represented 22% of total deposits and had a weighted average rate of 3.34%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$12,614
Over three through six months	23,852
Over six through 12 months	5,594
Over 12 months	87,828

Total	$129,888

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2005	2004	2003
	(In Thousands)
Deposits	$771,529	$579,338	$998,644
Withdrawals	(769,193)	(564,198)	(959,547)

Net increase before interest credit	2,336	15,140	39,097
Interest credited	14,711	13,553	14,223

Net increase in savings deposits	$17,047	$28,693	$53,320

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 80% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2005, the Bank had $144.8 million in outstanding FHLB advances.

On June 27, 2002, the Company established a Delaware business trust subsidiary (the “Business Trust”), which issued and sold to private investors 12,500 securities with a liquidation amount of $1,000 per security, for a total of $12.5 million of preferred securities. The Company funded the Business Trust with $387,000 in exchange for 100% of the Business Trust’s common securities. The Business Trust used the proceeds from these transactions to purchase $12,887,000 of floating rate junior subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Business Trust, and the Business Trust in turn makes interest payments on the trust preferred securities to the private investors.

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2005 was 7.25%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank. In 2005, the Company had an annual expense of $1.5 million related to the trust preferred securities.

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

On September 29, 2003, the Company established a second Delaware statutory trust subsidiary (the “Statutory Trust”), which issued and sold to private investors 10,000 securities with a liquidation amount of $1,000 per security, for a total of $10.0 million of preferred securities. The Company funded the Statutory Trust with $310,000 in exchange for 100% of the Statutory Trust’s common securities. The Statutory Trust used the proceeds from these transactions to purchase $10,310,000 of floating rate junior subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Statutory Trust, and the Statutory Trust in turn makes interest payments on the trust preferred securities to the private investors.

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2005 was 6.60%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

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

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2005, the Bank was authorized to invest up to approximately $24.4 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has one subsidiary service corporation, Ebenezer Road, Inc. (“Ebenezer Road”). Ebenezer Road is an insurance agency that sells primarily vendor’s single interest insurance on automobile loans, as well as annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2005. During the year ended September 2005, Baltimore County Service Corporation was dissolved. It conducted no business for the last three years.

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

Management considers its market area for gathering deposits and making loans to be the Baltimore metropolitan area in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by a private marketing firm, the Bank estimates that at September 30, 2005, it had approximately 3.1% of deposits held by all banks and savings institutions in the Baltimore Metropolitan Area.

Employees

As of September 30, 2005, the Company had 173 full-time and 24 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Savings Association Insurance Fund (“SAIF”). As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the SAIF. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions. Certain of the laws and regulations governing the Bank and Company are described below. However, the description does purport to be a complete discussion of the legal and regulatory requirements to which the Bank and Company are subject and is qualified in its entirety by reference to the actual laws and regulations.

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

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.” Core capital is generally reduced by the amount of the savings institutions intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2005, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2005, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $8.4 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments. As of September 30, 2005, the Bank had no investments for which OTS regulations require a deduction from total capital.

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

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2005 see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2005.

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

To meet the QTL test, an institution must either qualify as a “domestic building and loan association” under the Internal Revenue Code or its “Qualified Thrift Investments” must total at least 65% of “portfolio assets.” Under OTS regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing, (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (iii) education loans, small business loans and credit card loans, and (iv) stock in an FHLB. In addition, subject to a 20% of portfolio assets limit, savings institutions are able to treat as Qualified Thrift Investments consumer loans, 200% of their investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the savings institution must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At September 30, 2005, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

Deposit Insurance. FDICIA required the FDIC to establish a risk-based assessment system for insured depository institution that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from zero basis points for an institution in the highest category (i.e., well-capitalized and healthy) to 27 basis points of assessable deposits for an institution in the lowest category (i.e., undercapitalized and of substantial supervisory concern.) In addition to the assessment for deposit insurance, all FDIC-insured savings institutions and commercial banks are required to make payments on bonds issued in the 1980s by the Financing Corporation to capitalize the predecessor to the SAIF. During fiscal 2005, such payments approximated 1.34 basis points.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2005 of $8.1 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2005, the Bank had $144.8 million in advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions were required to maintain average daily reserves equal to 3% on transaction accounts from $7.0 million up to $47.6 million, plus 10% on the amount over $47.6 million. These reserve requirements are subject to adjustment by the Federal Reserve Board and were recently adjusted to 3% on transaction accounts from $7.8 million to $48.3 million, plus 10% on the amount over $48.3 million. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2005, the Bank met its reserve requirements.

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

Lending Limits. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the amount that a savings institution or a national bank may lend to any borrower outstanding at one time may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Savings institutions are additionally authorized to make loans to one borrower, for any purpose: (i) in an amount not to exceed $500,000, or (ii) by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (a) the purchase price of each single-family dwelling in the development does not exceed $500,000; (b) the savings institution is and continues to be in compliance with its regulatory capital requirements; (c) the loans comply with applicable loan-to-value requirements, and; (d) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, or (iii) loans to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith, not to exceed 50% of unimpaired capital and surplus of the institution.

At September 30, 2005, the Bank’s general lending limit was $8.2 million.

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

The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multifamily or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one-to-four family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including nonowner-occupied, one-to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one-to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

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

Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank’s capital and are subject to specified collateral requirements. Affiliates of the Bank include the Company, the MHC, BCSB Bancorp Capital Trust I, BCSB Capital Trust II and any company which is under common control with the Bank.

The Bank’s authority to extend credit to executive officers, directors, trustees and 10% shareholders, as well as entities under such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors approval procedures to be followed.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors in institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Regulation of the Company

The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act and, as such, the Company is subject to OTS regulation, examination and supervision.

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

The Home Owners’ Loan Act prohibits a savings and loan holding company, such as the Company from, directly or indirectly, (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (or holding company thereof) or acquiring all or substbantially all of the assets, another savings institution (or holding company thereof) without prior OTS approval, or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such savings institution as of March 5, 1987, (iii) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, are treated the same as commercial banks. Associations with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Associations with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

For additional information regarding taxation, see Note 15 of Notes to Financial Statements.

Item 1A.	Risk Factors

Certain interest rate movements may hurt earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 4.25%. While these short-term market interest rates (which are used as a guide to price the Bank’s deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on the Bank’s interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank’s deposits and borrowings continue to reprice upwards faster than the rates on the Bank’s long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide. Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

The MHC’s majority control of the Company’s common stock enables it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction which stockholders may find advantageous.

The MHC owns a majority of the Company’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage the Company and the Bank also manage the MHC. As a federally chartered mutual holding company, the board of directors of the MHC must ensure that the interest of depositors of the Bank are represented and considered in matters put to a vote of stockholders of the Company. Therefore, the votes cast by the MHC may not be in stockholders’ personal best interests. For example, the MHC may exercise its voting control to defeat a stockholder nominee for election to the Company’s board of directors. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of the MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

The Company, Bank and MHC operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. The MHC, the Company and the Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2005.

	Year Opened	Owned or Leased	Expiration Date (If Leased) (1)	Book Value at September 30, 2005	Approximate Square Footage	Deposits at September 30, 2005
						(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased (2)	November 2018	$226,254	8,000	$142,468

Branch Offices:
Bel Air	1975	Leased	June 2008		2,000	51,596
Dundalk (3)	1976	Leased	June 2006		1,700	50,421
Timonium	1978	Leased	July 2013		1,250	68,869
Catonsville	2003	Leased	April 2011		3,550	53,619
Abingdon	1999	Leased (2)	October 2008	423,261	1,800	15,954
Forest Hill	1999	Leased (2)	July 2019	368,027	1,800	24,638
Essex	1999	Leased	November 2007		3,200	17,514
Hickory	2000	Leased (2)	January 2020	423,851	1,800	12,059
White Marsh	2000	Leased (2)	January 2015	481,713	1,800	30,207
Carney	2001	Leased	July 2011		2,100	27,895
Lutherville (4)	2002	Owned		672,111	7,440	30,160
Golden Ring (4)	2002	Leased	May 2011			28,773
Hamilton (4)	2002	Owned		139,348	1,500	11,245
Ellicott City (4)	2002	Leased	August 2020			27,300
Honeygo	2005	Leased (2)	December 2025	723,094	1,800	3,377
Sparks	2005	Leased (2)	December 2025	671,811	1,800	1,574
Owings Mills	2005	Leased (2)	September 2026		1,800

Administrative Office:
4111 E. Joppa Road	1994	Owned		1,168,904	18,000
Warehouse	1998	Leased	January 2006		4,800
4117 E. Joppa Road	2003	Owned		563,318	2,616

(1)	All leases have at least one five-year option, except for Catonsville, Ellicott City and Golden Ring locations.

(2)	Building is owned, but the land is leased.

(3)	The Bank also is leasing a kiosk and drive-in ATM facility at this location.

(4)	Branch acquired in WHG Brancshares acquisition.

The book value of the Bank’s investment in premises and equipment totaled $10.8 million at September 30, 2005. See Note 5 of Notes to Financial Statements.

Item 3.	Legal Proceedings.

From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. Except as set forth below, at September 30, 2005, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank and their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss, however the Bank is under a supervisory agreement with the OTS. For discussion of the supervisory agreement see the Company’s annual report to stockholders filed as Exhibit 13 hereto.

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

The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2005 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2005
Beginning date: July 1	371	$14.00	—	—
Ending date: July 31

August 2005
Beginning date: August 1	—	—	—	—
Ending date: August 31

September 2005
Beginning date: September 1	—	—	—	—
Ending date: September 30

(1)	Shares were repurchased by the Company upon the vesting of restricted stock awards to satisfy income tax withholding obligations.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” on page 2 in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 4 through 18 in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained under the section captioned “Market Risk” on page 6 in the Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Registered Public Accounting Firms and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The report of Beard Miller Company with respect to the consolidated statements of financial condition of the Company and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the years in the two-year period ended September 30, 2004 follows.

[BEARD MILLER COMPANY LLD LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bankcorp, Inc.

Baltimore, Maryland

We have audited the consolidated statement of financial condition of BCSB Bankcorp, Inc. and Subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCSB Bankcorp, Inc. and Subsidiaries as of September 30, 2004, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP
November 30, 2004
Baltimore, Maryland

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15

that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information contained under the sections captioned “Proposal I — Election of Directors — Executive Compensation,” “ — Director Compensation,” “— Compensation Committee Report on Executive Compensation,”— “Compensation Committee Interlocks and Insider Participation,” and “— Comparative Stock Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)	Changes in Control.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans.

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	109,250	$10.22	119,410
Equity compensation plans not approved by security holders	—	—	—
Total	109,250	$10.22	119,410

Item 13.	Certain Relationships and Related Transactions

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

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 7 hereof (see Exhibit 13):

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

	No.	Description
*	3.1	Charter of BCSB Bankcorp, Inc.

*	3.2	Bylaws of BCSB Bankcorp, Inc.

**	4.1	Form of Common Stock Certificate of BCSB Bankcorp, Inc.

*****	4.2	Indenture between BCSB Bancorp, Inc. and Wells Fargo, N.A. dated June 30, 2002

*****	4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.2)

*****	4.4	Indenture between BCSB Bancorp, Inc. and Wells Fargo, N.A. dated September 30, 2003

*****	4.5	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.4)

***	10.1	BCSB Bankcorp, Inc. 1999 Stock Option Plan

***	10.2	BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement

*	10.3	Amended and Restated Form of Change-in-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran

****	10.4	Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended

*	10.5	Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan

****	10.6	Form of Change-of-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein

****	10.7	Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan

*****	10.8	Trust Preferred Securities Guarantee Agreement by and between BCSB Bancorp, Inc. and Wells Fargo dated June 30, 2002

*****	10.9	Guarantee Agreement by and between BCSB Bancorp, Inc. and Wells Fargo, N.A. dated September 30, 2004

	13	2005 Annual Report to Stockholders

*****	14	Code of Ethics

	21	Subsidiaries of the Registrant

	23.1	Consent of Stegman & Company

	23.2	Consent of Beard Miller Company, LLP

	31.1	Rule 13a-14(a) Certification of President

	31.2	Rule 13a-14(a) Certification of Vice President and Treasurer

	32	Section 1350 Certifications

******	99.1	Supervisory Agreement

*	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-44831).

**	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A.

***	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

****	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

*****	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

******	Incorporated herein by reference from the Company’s Form 8-K filed on December 14, 2005.

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

BCSB BANKCORP, INC.

December 21, 2005	By:	/s/ GRAY C. LORADITCH
Gary C. Loraditch
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GARY C. LORADITCH Gary C. Loraditch President, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2005

/s/ BONNIE M. KLEIN Bonnie M. Klein Vice President and Treasurer (Principal Financial and Accounting Officer)	December 21, 2005

/s/ HENRY V. KAHL Henry V. Kahl Chairman of the Board	December 21, 2005

/s/ H. ADRIAN COX H. Adrian Cox Vice Chairman of the Board	December 21, 2005

/s/ WILLIAM J. KAPPAUF, JR. William J. Kappauf, Jr. Director	December 21, 2005

/s/ WILLIAM M. LOUGHRAN William M. Loughran Vice President and Director	December 21, 2005

/s/ JOHN J. PANZER, JR. John J. Panzer, Jr. Director	December 21, 2005

/s/ P. LOUIS ROHE, JR. P. Louis Rohe, Jr. Director	December 21, 2005

/s/ MICHAEL J. KLEIN Michael J. Klein Director	December 21, 2005