Form 10-Q
period 2005-12-31
BCSB BANKCORP INC
filed 2006-02-13
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, the issuer had 5,912,177 as of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2005	September 30, 2005
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$29,423	$21,713
Interest bearing deposits in other banks	830	1,578
Federal funds sold	456	238

Cash and Cash Equivalents	30,709	23,529

Interest bearing time deposits	100	100
Investment securities, available for sale	150,913	151,386
Investment securities, held to maturity	1,495	1,995
Loans receivable, net	456,608	454,347
Mortgage backed securities, available for sale	104,062	112,120
Mortgage backed securities, held to maturity	24,437	26,470
Premises and equipment, net	11,558	10,782
Federal Home Loan Bank of Atlanta stock, at cost	7,594	8,060
Bank Owned Life Insurance	12,803	12,667
Goodwill	2,581	2,592
Accrued interest and other assets	9,762	8,697

Total assets	$812,622	$812,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,434	$24,653
Interest-bearing	582,344	573,016

Total Deposits	606,778	597,669
Federal Home Loan Bank of Atlanta advances short-term	98,800	81,150
Federal Home Loan Bank of Atlanta long-term	36,603	63,646
Junior Subordinated Debentures	23,197	23,197
Other liabilities	6,527	5,043

Total liabilities	771,905	770,705

Commitments and contingencies

Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,900,048 and 5,899,173 shares issued and outstanding At December 31, 2005 and September 30, 2005 , respectively)	59	59
Additional paid-in capital	21,269	21,247
Obligation under Rabbi Trust	1,246	1,238
Retained earnings (substantially restricted)	24,580	24,963
Accumulated other comprehensive loss (net of taxes)	(4,878)	(3,878)
Employee Stock Ownership Plan	(364)	(410)
Stock held by Rabbi Trust	(1,195)	(1,179)

Total stockholders’ equity	40,717	42,040

Total liabilities and stockholders’ equity	$812,622	$812,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2005	2004
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$6,745	$5,657
Interest on mortgage backed securities	1,316	1,637
Interest and dividends on investment securities	1,521	1,310
Other interest income	14	29

Total interest income	9,596	8,633

Interest Expense
Interest on deposits	4,152	3,528
Interest on borrowings – short term	899	242
Interest on borrowings – long term	473	533
Other interest expense - debentures	446	321

Total interest expense	5,970	4,624

Net interest income	3,626	4,009
(Reversal) Provision for losses on loans	(109)	120

Net interest income after provision for losses on loans	3,735	3,889

Other Income
Loss on Repossessed Assets	(143)	(135)
Mortgage Banking Operations	21	2
Fees on transaction accounts	161	189
Loss from sale of investments and mortgage backed securities	—	(11)
Income from Bank Owned Life Insurance	117	113
Miscellaneous income	109	140

Other income, net	265	298

Non-Interest Expenses
Salaries and related expense	2,134	2,326
Occupancy expense	552	400
Data processing expense	650	536
Property and equipment expense	314	309
Advertising	167	158
Telephone, postage and office supplies	139	140
Other expenses	319	245

Total non-interest expenses	4,275	4,114

(Loss) Income before tax (benefit) / provision	(275)	73
Income tax (benefit) / provision	(156)	(13)

Net (Loss) income	$(119)	$86

Net (Loss) Income Per Share of Common Stock

Basic and diluted (loss) earnings per share	$(.02)	$.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2005	2004
	( in thousands)
Net (Loss) Income	$(119)	$86
Other comprehensive income, net of tax:
Unrealized net holdings losses on
Available-for-sale portfolios, net of tax $(628) and $(198)	(1,001)	(317)
Reclassification adjustment for (gains) losses
Included in net income, net of tax & $0 and $4	—	7

Comprehensive (Loss) Income	$(1,120)	$(224)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Operating Activities
Net (loss) income	$(119)	$86
Adjustments to Reconcile Net (Loss) Income to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage backed securities	—	11
Amortization of deferred loan fees and cost, net	(50)	(23)
(Reversal) Provision for losses on loans	(109)	120
Non-cash compensation under Stock-based Benefit Plan	68	77
Amortization of purchase premiums and discounts, net	97	118
Provision for depreciation	236	215
Loss on sale of repossessed assets	143	135
Increase in cash surrender value of bank owned life insurance	(117)	(351)
Increase (decrease) in accrued interest and other assets	(438)	102
Increase in other liabilities	2,264	280
Decrease in obligation under Rabbi-Trust	8	11

Net cash provided by operating activities	1,983	781

Cash Flows from Investing Activities
Purchase of Bank Owned Life Insurance	(19)	—
Purchase of investment securities – available for sale	(409)	(1,352)
Proceeds from maturities of investment securities – available for sale	—	1,500
Proceeds from sale of investment securities – available for sale	—	4,653
Proceeds from maturities of investment securities – held to maturity	500	—
Net increase in loans	(2,422)	(7,145)
Purchase of mortgage backed securities – available for sale	—	(6,607)
Principal collected on mortgage backed securities	9,262	9,424
Proceeds from sale of mortgage backed securities- available for sale	—	1,446
Purchase of mortgage backed securities – held to maturity	—	(1,303)
Proceeds from sales of repossessed assets	121	95
Investment in premises and equipment	(1,011)	(1,083)
Redemption (Purchase) of Federal Home Loan Bank of Atlanta Stock, net	466	(448)

Net cash provided (used) by investing activities	6,488	(820)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$8,899	$5,190
Net (decrease) increase in advances by borrowers for taxes and insurance	(559)	216
Proceeds from Federal Home Loan Bank of Atlanta advances	57,300	43,650
Repayment of Federal Home Loan Bank of Atlanta advances	(66,650)	(46,900)
Acquisition of Stock for Rabbi Trust	(16)	—
Exercised Stock Options	—	10
Dividends declared on stock	(265)	(259)

Net cash (used) provided by financing activities	(1,291)	1,907

Increase in cash equivalents	7,180	1,868
Cash and cash equivalents at beginning of period	23,529	17,816

Cash and cash equivalents at end of period	$30,709	$19,684

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$5,703	$4,581

Income taxes	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bankcorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the “Bank”), and also invests in federal funds sold, interest-bearing deposits in other banks and U.S. Agency bonds. The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

The Company owns 100% of the common stock of BCSB Capital Trust I and BCSB Capital Trust II and in accordance with FASB Interpretation Number 46 these entities have not been consolidated in the accompanying consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets, goodwill, and intangible assets.

Note 3 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Earnings (Loss) Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income/loss (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2005 and 2004 is as follows:

	For the Three Months Ended December 31, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Income available to shareholders	$(119)	$5,847	$(.02)

Diluted EPS
Effect of dilutive shares	—	—	—

Income available to shareholders plus assumed conversions	$(119)	$5,847	$(.02)

	For the Three Months Ended December 31, 2004
Basic EPS
Income available to shareholders	$86	$5,811	$.01

Diluted EPS
Effect of dilutive shares	—	50	—

Income available to shareholders plus assumed conversions	$86	$5,861	$.01

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$55,419	6.88%	$12,076	1.50%	$	N/A	N/A	%
Tier I capital (2)	55,419	12.48	N/A	N/A		26,635	6.00
Core (1)	55,419	6.88	32,204	4.00		40,255	5.00
Risk-weighted (2)	57,628	12.98	35,514	8.00		44,392	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plan

As of December 31, 2005 and 2004 the Company had four stock-based employee compensation plans, which are more fully described in the 2005 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this new standard resulted in $8,000 of compensation expense to be recorded during the quarter ended December 31, 2005.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). Compensation cost is recorded for the value of shares of common stock granted to employees and directors under the Bank’s Management Recognition Plan.

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended December 31, 2004:

For the Three Months Ended December 31, 2004

(dollars in thousands except per share date)
Net Income, as reported	$86
Add: Stock-based Compensation
Included in the determination of net income as reported, net of tax	62
Deduct: Total stock-based compensation
Expense determined under fair value method for all awards, net of tax	(70)

Pro forma net income	$78

Earnings per share:

Basic-as reported	$.01

Basic-pro forma	$.01

Diluted-as reported	$.01

Diluted-pro forma	$.01

Note 7 - Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS. 123R”), effective for the first reporting period that begins after June 15, 2005. SFAS 123R is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R eliminates the alternative to apply the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of accounting for the cost of employee services received in exchange for an award of equity instruments. SFAS 123R provides for the initial measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of that award will be re-measured subsequently at each reporting date through the settlement date. In April 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the standard under these new rules for the Company’s consolidated financial statements is October 1, 2005. See Note 6 for the effect this new accounting pronouncement had on this Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the Company’s financial statements.

Note 8 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $701,000 of standby letters of credit as of December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2005 for guarantees under standby letters of credit issued is not considered to be material.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At December 31, 2005, the Company had total consolidated assets of $812.6 million, total deposits of $606.8 million and stockholders’ equity of $40.7 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. The Bank is a federally chartered stock savings bank operating through eighteen banking offices serving the Baltimore metropolitan area. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B.

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

Supervisory Agreement

On December 8, 2005, the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”).

Pursuant to the terms of Supervisory Agreement, the Bank agreed as follows:

(1)	To review and revise as necessary the Bank’s written policy for compliance with the Bank Secrecy Act (the “BSA”) laws and regulations (the “BSA Compliance Program”). In amending the BSA Compliance Program, the Board of Directors must: (i) review and revise as necessary the Bank’s written methodology for assigning risk levels; (ii) strengthen the Bank’s customer identification program; (iii) review and revise as necessary the Bank’s written internal controls, due diligence processes and oversight and monitoring procedures; (iv) strengthen the Bank’s currency transaction reporting procedures; (v) review and revise as necessary the Bank’s specific review procedures to ensure the accurate completion and timely filing of all currency transaction reports; and (vi) complete all other actions discussed in the Bank’s 2005 examination. The Board also must review the Bank’s BSA Compliance Program on an annual basis to assess its adequacy and compliance with applicable BSA laws and regulations and, within 60 days, review and revise the Bank’s policies and procedures for conducting annual independent testing of the Bank’s BSA Compliance Program.

(2)	To review and amend as necessary the Bank’s Flood Disaster Protection Act Policy and procedures to ensure that appropriate flood insurance, if required, is obtained and maintained for all properties securing a loan from the Bank.

(3)	To review and revise as necessary the Bank’s written indirect automobile loan underwriting policies and procedures.

(4)	Within 60 days, to prepare, adopt and submit for review and approval by the OTS a comprehensive three year business plan that considers the Bank’s existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels.

The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the OTS.

The Company believes that the Bank has already adopted and implemented all of the various plans, policies and procedures required by the Supervisory Agreement and the Bank has able to fully adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. While the Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company, the amount of such expense is not anticipated to have a material financial impact on the Company.

The foregoing information does not purport to be a complete summary of the Supervisory Agreement and is qualified in its entirety by reference to the Supervisory Agreement filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on December 14, 2005.

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

Management believes the allowance for loan losses is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in Note 3 to the Consolidated Financial Statements in the annual report for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Comparison of Financial Condition at December 31, 2005 and September 30, 2005

During the three months ended December 31, 2005, the Company’s assets decreased by $123,000, or .02% from $812.7 million at September 30, 2005 to $812.6 million at December 31, 2005. The Company’s interest bearing deposits in other banks decreased $748,000, or 47.4% from $1.6 million at September 30, 2005 to $830,000 at December 31, 2005. The Company’s investment portfolio available for sale decreased $473,000 or .31%, from $151.4 million at September 30, 2005 to $150.9 million at December 31, 2005. The Company’s investment portfolio held to maturity decreased $500,000 from $2.0 million at September 30, 2005 to $1.5 million at December 31, 2005. Net loans receivable, increased $2.3 million, or .50%, from $454.3 million at September 30, 2005 to $456.6 million at December 31, 2005. The Bank’s lending strategy has shifted such that commercial real estate lending and commercial business lending has become a key focus. The Bank has ceased its indirect auto lending program and will focus its efforts on residential and commercial real estate lending in the future. The indirect loan portfolio is expected to decline over time as the loans are paid down. The Company’s mortgage-backed securities available for sale decreased by $8.0 million, or 7.2%, from $112.1 million at September 30, 2005 to $104.1 million at December 31, 2005. The Company’s mortgage-backed securities held to maturity decreased $2.1 million or 7.8% from $26.5 million at September 30, 2005 to $24.4 million at December 31, 2005. Premises and equipment increased $776,000, or 7.2% from $10.9 million at September 30, 2005 to $11.6 million at December 31, 2005. This increase was primarily due to building the new Owings Mills office. Prepaid and deferred income taxes increased $784,000, or 20.3% from $3.9 million at September 30, 2005 to $4.6 million at December 31, 2005. The increase was primarily due to the increase in other accumulated comprehensive income which is affected by unrealized losses in the available for sale investment portfolio. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet. The cash surrender value on the Bank Owned Life Insurance increased $136,000, or 1.1% from $12.7 million at September 30, 2005 to $12.8 million at December 31, 2005. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to reduce borrowings. Any increase in deposits will be offset by decreases in levels of borrowings. New loans will be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then comparative securities may be purchased or borrowings further reduced.

Deposits increased by $9.1 million, or 1.5%, from $597.7 million at September 30, 2005 to $606.8 million at December 31, 2005. The increase in deposits was achieved through normal marketing efforts and the opening of two new offices located in Sparks, Maryland and Honeygo, Maryland. The growth in deposits helped to fund loan demand. The Company uses both short-term and long-term borrowings to fund growth of interest earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta increased by $17.6 million, or 21.7% from $81.1 million at September 30, 2005 to $98.8 million at December 31, 2005. Long-term advances from the Federal Home Loan Bank of Atlanta decreased by $27.0 million, or 42.5% from $63.6 million at September 30, 2005 to $36.6 million at December 31, 2005. As borrowings mature new funds have been purchased with short term maturities in anticipation of funds availability from increased core deposits and loan payments received that will be used to pay off these borrowings.

Stockholders’ equity decreased by $1.3 million, or 3.1% from $42.0 million at September 30, 2005 to $40.7 million at December 31, 2005, which was primarily attributable to the increase in accumulated other comprehensive loss of $1.0 million from, a negative $3.9 million at September 30, 2005 to a negative $4.9 million at December 31, 2005. These unrealized losses are considered temporary as they reflect market values on December 31, 2005 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair market value. This decline in value has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

Net Income. Net income decreased from income of $86,000 for the three months ended December 31, 2004 to a net loss of $(119,000) for the three months ended December 31, 2005. The decrease was primarily to an increase in interest expense of $1.3 million, or 29.1% from $4.6 for the three months ended December 31, 2004 to $5.9 million for the three months ended December 31, 2005. The decrease in net income was primarily attributable to a decrease in net interest income of $383,000 from $4.0 million for the three months ended December 31, 2004 to $3.6 million for the three months ended December 31, 2005. An increase in non-interest expenses of $161,000 was also partially attributable to the decrease in net income. These increases were partially offset by decreases in the provision for loan losses and income taxes.

Net Interest Income. Net interest income decreased by $383,000 or 9.5% from $4.0 million for the three months ended December 31, 2004 compared to $3.6 million for the three months ended December 31, 2005. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 22 basis points from 2.20% for the three months ended December 31, 2004 to 1.98% for the three months ended December 31, 2005. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.22% for the three months ended December 31, 2004 to 98.39% for the three months ended December 31, 2005. The Company’s spread has decreased due to the rising rates paid on borrowed funds and deposits not completely offset by rising rates for new loans. Improvements in spread should occur if long term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds.

Interest Income. Interest income increased by $963,000, or 11.2% from $8.6 million for the three months ended December 31, 2004 to $9.6 million for the three months ended December 31, 2005. Interest and fees on loans increased by $1.1 million, or 19.2%, from $5.6 million for the three months ended December 31, 2004 to $6.7 million for the three months ended December 31, 2005. This was primarily due to a increase in the average balance of loans receivable of $69.8 million from $387.4 million at December 31, 2004 to $457.3 at December 31, 2005, and an increase in the average yield earned on loans receivable of 6 basis points from 5.84% at December 31, 2004 to 5.90% at December 31, 2005. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $321,000 or 19.6% from $1.6 million for the three months ended December 31, 2004 to $1.3 million for the three months ended December 31, 2005. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $171.6 million at December 31, 2004 to $133.8 million at December 31, 2005. The decrease in the average balance more than offset an increase in the average rate from 3.8% at December 31, 2004 to 3.9% at December 31, 2005. Interest and dividends on investment securities increased by $211,000, or 16.1% from $1.3 million for the three months ended December 31, 2004 to $1.5 million for the three months ended December 31, 2005. This was primarily due to an increase in the average yield on investments of 56 basis points from 3.23% for the three months ended December 31, 2004 to 3.79% for the three months ended December 31, 2005 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $2.0 million, from $162.4 million for the three months ended December 31, 2004 to $160.4 million for the three months ended December 31, 2005.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $4.6 million for the three months ended December 31, 2004 to $6.0 million for the three months ended December 31, 2005 a change of $1.3 million or 29.1%. Interest on deposits increased $624,000 from $3.5 million at December 31, 2004 to $4.1 million at December 31, 2005 due to an increase in the average yield on deposits of 36 basis points from 2.40% for the three months ended December 31, 2004 to 2.76% for the three months ended December 31, 2005. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $14.5 million, or 2.5% from $586.8 million at December 31, 2004 to $601.3 million at December 31, 2005. The Company was able to increase its deposits through normal marketing efforts, and the opening of two new offices. Interest on short-term borrowings increased by $657,000 or 271.5% for the three months ended December 31, 2005. Interest on long-term borrowings decreased by $60,000 or 11.3% for the three months ended December 31, 2005. The overall increase in borrowings was primarily due to an increase of $25.8 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended December 31, 2005. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $125,000 from $321,000 for the three months ended December 31, 2004 to $446,000 for the three months ended December 31, 2005. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 5.71%, during 2004 to 7.67% during 2005. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2005 and 2004. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2005			2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$457,286	$6,745	5.90%	$387,440	$5,657	5.84%
Mortgage-backed securities	133,827	1,316	3.93	171,613	1,637	3.82
Dividends and investment securities	160,361	1,521	3.79	162,362	1,310	3.23
Other Investments	1,317	14	4.25	3,894	29	2.98

Total Interest-earning assets	752,791	9,596	5.10	725,309	8,633	4.76
Bank Owned Life Insurance	12,713			11,953
Noninterest-earning assets	45,667			37,190

Total assets	$811,171			$774,452

Interest-bearing liabilities:
Deposits	$601,327	$4,152	2.76%	$586,808	$3,527	2.40%
FHLB Advances short-term	100,943	899	3.56	45,089	242	2.15
FHLB Advances long-term	37,951	473	4.99	68,000	533	3.14
Junior Subordinated Debentures	23,197	445	7.67	22,500	321	5.71
Other liabilities	1,668	1.24		1,317	1.30

Total interest-bearing liabilities	765,086	5,970	3.12	723,714	4,624	2.56

Noninterest-bearing liabilities	5,359			6,588

Total liabilities	770,445			730,302
Stockholders’ Equity	40,726			44,150

Total liabilities and stockholders’ equity	$811,171			$774,452

Net interest income		$3,626			$4,009

Interest rate spread			1.98%			2.20%

Net interest margin			1.93%			2.21%

Ratio average interest earning assets/interest bearing liabilities			98.39%			100.22%

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

	For Three Months Ended December 31,
	2005 Vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$1,020	$54	$14	$1,088
Mortgage-backed securities	(360)	51	(12)	(321)
Investment securities and FHLB Stock	(16)	230	(3)	211
Other interest-earning assets	(19)	12	(8)	(15)

Total interest-earning assets	625	347	(9)	963

Interest expense:
Deposits	87	525	13	625
FHLB advances short term	119	360	178	657
FHLB advances long term	(234)	320	(146)	(60)
Trust Preferred Securities	10	111	3	124
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(18)	1,316	48	1,346

Change in net interest income	$643	$(969)	$(57)	$(383)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company reversed previously recorded provisions for losses on loans by $109,000 for the three months ended December 31, 2005, as compared to establishing a provision for losses on loans. A provision of $120,000 was established for the three months ended December 31, 2004. During the quarter ended December 31, 2005, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the quarter ended December 31, 2005 in the amount of $11,000. As a result, the recovery net of the current provision resulted in a negative provision in the amount of $109,000. Loan chargeoffs for the three months ended December 31, 2005 were $33,000 as compared to $64,000 for the three months ended December 31, 2004 a decrease of $31,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $19,000 for the three months ended December 31, 2005 compared to $35,000 for the three months ended December 31, 2004. Non performing loans at December 31, 2005 were $640,000 as compared to $1.4 million at December 31, 2004. The total loss allowance allocated to loans is $2.6 million at December 31, 2005. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $33,000, or 11.1% from $298,000 for the three months ended December 31, 2004 to $265,000 for the three months ended December 31, 2005. The decrease in other income for the three months ended December 31, 2005 was partially attributable to a decrease in fees on transaction accounts of $28,000 from $189,000 for the three months ended December 31, 2004 to $161,000 for the three months ended December 31, 2005, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $4,000 for the three months ended December 31, 2005 from $113,000 for the three months ended December 31, 2004, to $117,000 for the three months ended December 31, 2004. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $161,000, or 3.9%, from $4.1 million for the three months ended December 31, 2004 to $4.3 million for the three months ended December 31, 2005. The increase in non-interest expenses was primarily due to the increase in data processing fees of $114,000, from $536,000 for the three months ended December 31, 2004 to $650,000 for the three months ended December 31, 2005. This increase was due to the conversion costs associated with the change of data processors. Data processing costs are expected to decrease in the future due to savings resulting from to the data processing conversion to Fiserve. Occupancy expense also increased by $152,000, from $400,000 for the three months ended December 31, 2004 to $552,000 for the three months ended December 31, 2005. This was mainly due to the opening of two offices and normal increases in rent and electricity. Advertising expense also increased by $9,000 or 5.7%, from $158,000 for the three months ended December 31, 2004 to $167,000 for the three months ended December 31, 2005. This increase was due to additional advertising during the period. These increases were partially offset by a decrease in salaries and related expenses of $192,000, or 8.3% as the Bank continued with its cost cutting strategies. Certain positions were eliminated allowing for the hiring of staff in the two new offices with a minimum increase in the overall workforce. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area.

Income Taxes. The Company’s income tax (benefit) was $(156,000) and $(13,000) for the three months ended December 31, 2005 and 2004, respectively. The Company’s effective tax rate decreased for the three months ended December 31, 2005 as compared to the same quarter in the prior year as the Company earned non-taxable income from investments and $117,000 non-taxable income form the Bank Owned Life Insurance during the three months ended December 31, 2005.

Commitments, Contingencies and Off-balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2005	December 31, 2004
	(In thousands)
Commitments to originate new loans	$12,156	$14,907
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	26,935	22,461
Commercial letters of credit	701	625

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

Asset Quality

At December 31, 2005, the Company had approximately $748,000 in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .09% of total assets. At December 31, 2004, non-performing assets were $824 000 or .10% of total assets. The Bank’s net charge-offs for the three months ended December 31, 2005 were $14,000. The Bank’s allowance for loan losses was $2.6 million at December 31, 2005 and $2.7 million at September 30, 2005.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2005	At September 30, 2005
	(in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$486	$647
Multi-family residential	—	—
Commercial Real Estate	62	21
Construction	—	—
Commercial Loans	—	—
Land	70	70
Consumer Loans	22	—

Total Nonaccrual loans	640	738
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	640	738
Other non-performing assets	108	86

Total nonperforming assets	$748	$824

Nonperforming loans to loans receivable, net	.14%	.16%
Nonperforming assets as a percentage of loans and foreclosed real estate	.16%	.18%
Nonperforming assets to total assets	.09%	.10%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$2,746	$2,587

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	33	64

Total charge-offs	33	64

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	19	35

Total recoveries	19	35
Net loans charged-off	(14)	(29)
(Reversal ) provision for loan losses	(109)	120

Balance at end of period	$2,623	$2,678

Ratio of net charge-offs to average loans outstanding during the period	.01%	.01%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2005, the Company had $1.3 million in classified assets, consisting of $1.2 million in substandard and $0 loss loans, $0 in foreclosed real estate and $108,000 in other repossessed assets. At September 30, 2005, the Company had $1.1 million in substandard and loss loans, consisting of $1.1 million in loans, $0 in foreclosed real estate and $86,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2005, the Company has identified approximately $6.2 million in assets classified as special mention.

Liquidity and Capital Resources

At December 31, 2005, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2005 and 2004, the Company had $36.2 million and $41.8 million, respectively, of loan originations. During the three months ended December 31, 2005 and 2004, the Company purchased investment securities in the amounts of $409,000 and $1.4 million, respectively, and mortgage-backed securities in the amounts of $0 and $6.6 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in the amount of $159.0 million as of December 31, 2005. In addition, securities in an available for sale portfolio provide liquidity and the Company has immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of December was approximately 44.5%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2005, cash, interest-bearing deposits in other banks and federal funds sold were $29.4 million, $830,000 and $456,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2005 totaled $180.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2005, the Company had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $701,000, $26.9 million and $12.2 million respectively.

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

The Company monitors whether material changes in market risk have occurred since September 30, 2005. The Company does not believe that any material changes in market risk exposures occurred since September 30, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

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

BCSB BANKCORP, INC.

Date: February 13, 2006	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: February 13, 2006	/s/ Bonnie M. Klein
Bonnie M. Klein
Vice President and Treasurer
(Principal Financial and Accounting Officer)