Form 10-Q
period 2006-03-31
BCSB BANKCORP INC
filed 2006-05-12
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 31, 2006, the issuer had 5,912,177 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2006	September 30, 2005
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$25,005	$21,713
Interest-bearing deposits in other banks	1,775	1,578
Federal funds sold	2,488	238

Cash and Cash Equivalents	29,268	23,529

Interest-bearing time deposits	100	100
Investment securities, available for sale	149,594	151,386
Investment securities, held to maturity	1,495	1,995
Loans receivable, net	461,553	454,347
Mortgage-backed securities, available for sale	98,218	112,120
Mortgage-backed securities, held to maturity	23,999	26,470
Premises and equipment, net	11,738	10,782
Federal Home Loan Bank of Atlanta stock, at cost	7,255	8,060
Bank owned life insurance	12,937	12,667
Goodwill	2,566	2,592
Accrued interest and other assets	9,956	8,697

Total assets	$808,679	$812,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$23,892	$24,653
Interest-bearing	588,189	573,016

Total Deposits	612,081	597,669

Short Term Advances from the Federal Home Loan Bank of Atlanta	68,560	81,150
Long Term Advances from the Federal Home Loan Bank of Atlanta	57,500	63,646
Junior Subordinated Debentures	23,197	23,197
Other liabilities	7,590	5,043

Total liabilities	768,928	770,705

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized,
5,912,177 shares issued and outstanding at March 31, 2006 and September 30, 2005)	59	59
Additional paid-in capital	21,291	21,247
Obligation under Rabbi Trust	1,254	1,238
Retained earnings (substantially restricted)	24,429	24,963
Accumulated other comprehensive loss (net of taxes)	(5,760)	(3,878)

	41,273	43,629
Employee Stock Ownership Plan	(319)	(410)
Stock held by Rabbi Trust	(1,203)	(1,179)

Total stockholders’ equity	39,751	42,040

Total liabilities and stockholders’ equity	$808,679	$812,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$13,736	$11,539	$6,991	$5,882
Interest on mortgage-backed securities	2,595	3,239	1,279	1,602
Interest and dividends on investment securities	3,079	2,737	1,558	1,427
Other interest income	67	36	53	7

Total interest income	19,477	17,551	9,881	8,918

Interest Expense
Interest on deposits	8,478	7,065	4,326	3,537
Interest on borrowings – short term	1,509	530	610	288
Interest on borrowings – long term	1,215	1,193	742	660
Other interest expense – debentures	903	672	457	351

Total interest expense	12,105	9,460	6,135	4,836

Net interest income	7,372	8,091	3,746	4,082
(Reversal) Provision for losses on loans	(109)	120	—	—

Net interest income after provision for losses on loans	7,481	7,971	3,746	4,082

Other Income
Loss on repossessed assets	(266)	(248)	(123)	(113)
Mortgage Banking Operations	27	5	6	2
Fees on transaction accounts	285	334	124	146
Loss on sale of investments and mortgage-backed securities	—	(11)	—	—
Income from bank owned life insurance	236	221	119	108
Other income	242	212	133	72

Total other income, net	524	513	259	215

Non-Interest Expenses
Salaries and related expense	4,261	4,673	2,127	2,347
Occupancy expense	1,070	862	518	462
Data processing expense	972	1,060	322	524
Property and equipment expense	619	588	305	279
Professional Fees	212	114	123	63
Advertising	273	263	106	105
Telephone, postage and office supplies	264	313	125	173
Other expenses	497	449	267	255

Total non-interest expenses	8,168	8,322	3,893	4,208

(Loss) Income before tax benefit	(163)	162	112	89
Income tax benefit	(158)	(20)	(2)	(7)

Net income (loss)	$(5)	$182	$114	$96

Per Share Data:
Basic and diluted earnings per share	$.00	$.03	$.02	$.02

Dividends per share	$.25	$.25	$.125	$.125

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Six Months Ended March 31,
	2006	2005
	( in thousands)
Net (Loss) Income	$(5)	$182
Other comprehensive income, net of tax:
Unrealized net holding losses on
Available-for-sale portfolios, net of tax $(1,180) and $(1,509)	(1,882)	(2,407)
Reclassification adjustment for losses included in net income, net of tax $0, and $(4)	—	7

Comprehensive Loss	$(1,887)	$(2,218)

	For the Three Months Ended March 31,
	2006	2005
	( in thousands)
Net Income	$114	$96
Other comprehensive income, net of tax:
Unrealized net holding gains on
Available-for-sale portfolios, net of tax $(552), and $(1,312)	(881)	(2,090)

Comprehensive Loss	$(767)	$(1,994)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

(Continued)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2006	2005
	(dollars in thousands)
Operating Activities
Net (loss) income	$(5)	$182
Adjustments to reconcile net income (loss) to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage-backed securities	—	11
Amortization of deferred loan fees and cost, net	(75)	(57)
(Reversal) Provision for losses on loans	(109)	120
Non-cash compensation under Stock-based Benefit Plan	135	153
Amortization of purchase premiums and discounts, net	169	220
Provision for depreciation	501	426
Loss on sale of repossessed assets	266	248
Increase in cash surrender value of bank owned life insurance	(236)	(221)
Increase in accrued interest and other assets	(80)	(347)
Increase (decrease) in other liabilities	2,150	(451)
Increase in obligation under Rabbi Trust	17	19

Net cash provided by operating activities	2,733	303

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(35)	(253)
Purchase of investment securities – available for sale	(822)	(10,723)
Proceeds from maturities of investment securities – available for sale	1,000	1,500
Proceeds from sale of investment securities – available for sale	—	12,653
Proceeds from maturities of investment securities – held to maturity	500	—
Net increase in loans	(7,657)	(22,121)
Purchase of mortgage-backed securities – available for sale	—	(10,484)
Principal collected on mortgage-backed securities	14,793	17,737
Proceeds from sale of mortgage-backed securities- available for sale	—	1,446
Purchase of mortgage-backed securities – held to maturity	—	(5,271)
Proceeds from sales of repossessed assets	258	181
Investment in premises and equipment	(1,457)	(1,749)
Redemption (purchase) of Federal Home Loan Bank of Atlanta Stock, net	805	(1,498)

Net cash provided (used) by investing activities	7,385	(18,582)

(Continued)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2006	2005
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$14,269	$5,856
Net increase in advances by borrowers for taxes and insurance	557	1,129
Proceeds from Federal Home Loan Bank of Atlanta advances	142,950	150,750
Repayment of Federal Home Loan Bank of Atlanta advances	(161,600)	(137,850)
Acquisition of stock for Rabbi Trust	(25)	(10)
Exercised Stock Options	—	18
Dividends on stock	(530)	(520)

Net cash (used) provided by financing activities	(4,379)	19,373

Increase in cash equivalents	5,739	1,094
Cash and cash equivalents at beginning of period	23,529	17,815

Cash and cash equivalents at end of period	$29,268	$18,909

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$11,738	$9,414

Income taxes	$—	$110

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three months ended March 31, 2006 and 2005 is as follows:

	For the Six Months Ended March 31,
	2006			2005
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$(5)	5,849	$.00	$182	5,921	$.03

Diluted EPS
Effect of dilutive shares	—	—	—	—	48	—

(Loss) Income available to shareholders plus assumed conversions	$(5)	5,849	$.00	$182	5,969	$.03

	For the Three Months March 31,
	2006			2005
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income available to shareholders	$114	5,851	$.02	$96	5,815	$.02

Diluted EPS
Effect of dilutive shares	—	23	—	—	48	—

Income available to shareholders plus assumed conversions	$114	5,874	$.02	$96	5,863	$.02

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$55,740	6.96%	$12,006	1.50%	$	N/A	N/A	%
Tier I capital (2)	55,740	12.61	N/A	N/A		26,524	6.00
Core (1)	55,740	6.96	32,015	4.00		40,019	5.00
Risk-weighted (2)	58,009	13.12	35,365	8.00		44,206	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plan

As of March 31, 2006 and 2005 the Company had four stock-based employee compensation plans, which are more fully described in the 2005 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this new standard resulted in $16,000 of compensation expense to be recorded during the six months ended March 31, 2006 and $8,000 for the three months ended March 31, 2006.

The Company has a Stock Option Plan (the “Plan”) whereby 228,660 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the six months ended March 31, 2006.

At March 31, 2006 there were 37,500 shares with an exercise price of $8.00 and a weighted average contractual life of 3.3 years and 71,750 shares with an exercise price of $11.375 and a weighted average contractual life of 6.3 years. The total exercisable shares of 90,124 have a weighted average contractual life of 5.3 years.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000)
Outstanding at October 1, 2005	109,250	$10.22
Options exercised	—	—
Granted	—	—

Outstanding at March 31, 2006	109,250	$10.22	8.3	304

Exercisable at March 31, 2006	90,124	$9.97	8.3	273

No options were granted during the six months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended March 31, 2006 and 2005 was $0 and $9,000 respectively.

Cash received from option exercises for the six months ended March 31, 2006 and 2005 was $0 and $8,000, respectively.

The Company reissues treasury shares to satisfy option exercises.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). Compensation cost is recorded for the value of shares of common stock granted to employees and directors under the Bank’s Management Recognition Plan.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2005:

	For the Six Months ended March 31, 2005	For the Three Months ended March 31, 2005
Net Income, as reported	$182	$96
Add: Stock-based Compensation
Included in the determination of net income as reported, net of tax	137	75
Deduct: Total stock-based compensation
Expense determined under fair value method for all awards, net of tax	(153)	(84)

Pro forma net income	$166	87

Earnings per share:

Basic-as reported	$.03	$.02

Basic-pro forma	$.03	$.02

Diluted-as reported	$.03	$.02

Diluted-pro forma	$.03	$.02

Note 7 - Recent Accounting Pronouncements

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

Note 8- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $737,000 of standby letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not considered to be material.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At March 31, 2006, the Company had total consolidated assets of $808.7 million, total deposits of $612.1 million and stockholders’ equity of $39.8million.

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

The Bank has fully adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. A failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. While the Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company, the amount of such expense is not anticipated to have a material financial impact on the Company.

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

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in Note 3 to the Consolidated Financial Statements in the annual report for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

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

Comparison of Financial Condition at March 31, 2006 and September 30, 2005

During the six months ended March 31, 2006, the Company’s assets decreased by $4.0 million, or .5% from $812.7 million at September 30, 2005 to $808.7 million at March 31, 2006. The Company’s interest bearing deposits in other banks increased $197,000, or 12.5% from $1.6 million at September 30, 2005 to $1.8 million at March 31, 2006. The Company’s investment portfolio available for sale decreased $1.8 million or 1.2%, from $151.4 million at September 30, 2005 to $149.6 million at March 31, 2006. The Company’s investment portfolio held to maturity decreased $500,000 from $2.0 million at September 30, 2005 to $1.5 million at March 31, 2006. Net loans receivable, increased $7.2 million, or 1.6%, from $454.3 million at September 30, 2005 to $461.5 million at March 31, 2006. The Bank’s lending strategy has shifted such that residential, commercial real estate lending, commercial business lending and short term home equity lending have become a key focus. These loans have shorter terms and adjustable rates which are more responsive to market changes. The Bank has ceased its indirect auto lending program and will focus its efforts on residential and commercial real estate lending in the future. Commercial lending has increased $5.1 million from $98.4 million at September 30, 2005 to $103.5 million at March 31, 2006. The indirect loan portfolio is expected to decline over time as the loans are repaid. The Company’s mortgage-backed securities available for sale decreased by $13.9 million, or 12.4%, from $112.1 million at September 30, 2005 to $98.2 million at March 31, 2006. The Company’s mortgage-backed securities held to maturity decreased $2.5 million or 9.4% from $26.5 million at September 30, 2005 to $24.0 million at March 31, 2006. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet by restructuring the balance sheet into shorter term adjustable rate commercial real estate loans. The cash surrender value on the Bank Owned Life Insurance increased $270,000, or 2.1% from $12.7 million at September 30, 2005 to $12.9 million at March 31, 2006. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to reduce borrowings. Any increase in deposits will be offset by decreases in levels of borrowings. New loans may be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then comparative securities may be purchased or borrowings further reduced. Premises and equipment increased $956,000, or 8.9% from $10.8 million at September 30, 2005 to $11.8 million at March 31, 2006. This increase was primarily due to building the new Owings Mills office.

Deposits increased by $14.4 million, or 2.4%, from $597.7 million at September 30, 2005 to $612.1 million at March 31, 2006. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand and to reduce borrowings. In the past the Company used both short-term and long-term borrowings to fund growth of interest earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta decreased by $12.6 million, or 15.5% from $81.2 million at September 30, 2005 to $68.6 million at March 31, 2006. Long-term advances from the Federal Home Loan Bank of Atlanta decreased by $6.1 million, or 9.7% from $63.6 million at September 30, 2005 to $57.5 million at March 31, 2006.

Stockholders’ equity decreased by $2.2 million, or 5.4% from $42.0 million at September 30, 2005 to $39.8 million at March 31, 2006, which was primarily attributable to the increase in accumulated other comprehensive loss of $1.9 million from, a negative $3.9 million at September 30, 2005 to a negative $5.8 million at March 31, 2006. These unrealized losses are considered temporary as they reflect market values on March 31, 2006 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair market value.

Comparison of Operating Results for the Six Months Ended March 31, 2006 and 2005

Net Income. Net income decreased from income of $182,000 for the six months ended March 31, 2005 to a net loss of $(5,000) for the six months ended March 31, 2006. The decrease was primarily due to a decrease in net interest income of $719,000 from $8.1 million for the six months ended March 31, 2005 to $7.4 million for the six months ended March 31, 2006. The decrease in net income was partially offset by decreases in non-interest expenses and the provision for loan losses and an increase in income tax benefits.

Net Interest Income. Net interest income decreased by $719,000 or 8.9% from $8.1 million for the six months ended March 31, 2005 compared to $7.4 million for the six months ended March 31, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 19 basis points from 2.21% for the six months ended March 31, 2005 to 2.02% for the six months ended March 31, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.51% for the six months ended March 31, 2005 to 98.17% for the six months ended March 31, 2006. The primary reason for the decrease in this ratio is that funds are being invested in other income producing assets such as Bank Owned Life Insurance and Federal Home Loan Bank of Atlanta stock. The Company’s interest spread has decreased due to the rising rates paid on borrowed funds and deposits not completely offset by rising rates for new loans. Improvements in interest spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds.

Interest Income. Interest income increased by $1.9 million, or 11.0% from $17.6 million for the six months ended March 31, 2005 to $19.5 million for the six months ended March 31, 2006. Interest and fees on loans increased by $2.2 million, or 19.0%, from $11.5 million for the six months ended March 31, 2005 to $13.7 million for the six months ended March 31, 2006. This was primarily due to a increase in the average balance of loans receivable of $65.4 million from $392.9 million at March 31, 2005 to $458.3 at March 31, 2006, and an increase in the average yield earned on loans receivable of 12 basis points from 5.87% at March 31, 2005 to 5.99% at March 31, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $644,000 or 19.9% from $3.2 million for the six months ended March 31, 2005 to $2.6 million for the six months ended March 31, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $168.7 million at March 31, 2005 to $129.7 million at March 31, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.8% at March 31, 2005 to 4.0% at March 31, 2006. Interest and dividends on investment securities increased by $342,000, or 12.5% from $2.7 million for the six months ended March 31, 2005 to $3.1 million for the six months ended March 31, 2006. This was primarily due to an increase in the average yield on investments of 47 basis points from 3.38% for the six months ended March 31, 2005 to 3.85% for the six months ended March 31, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $2.1 million, from $162.1 million for the six months ended March 31, 2005 to $160.1 million for the six months ended March 31, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $9.5 million for the six months ended March 31, 2005 to $12.1 million for the six months ended March 31, 2006 a change of $2.6 million or 28.0%. Interest on deposits increased $1.4 million from $7.1 million at March 31, 2005 to $8.5 million at March 31, 2006 due to an increase in the average yield on deposits of 40 basis points from 2.41% for the six months ended March 31, 2005 to 2.81% for the six months ended March 31, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $17.6 million, or 3.0% from $585.4 million at March 31, 2005 to $603.0 million at March 31, 2006. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $979,000 or 184.7% for the six months ended March 31, 2006. Interest on long-term borrowings increased by $22,000 or 1.8% for the six months ended March 31, 2006. The overall increase in interests on borrowings was primarily due to an increase in the average rate paid on short term borrowings which increased by 158 basis points from 2.23% for the six months ended March 31, 2005 to 3.81% for the six months ended March 31, 2006. The average rate on long term borrowings also increased by 64 basis points from 3.62% for the six months ended March 31, 2005 to 4.26% for the six months ended March 31, 2006. An increase in the average balance of advances from the Federal Home Loan Bank of Atlanta of $22.9 during the six months ended March 31, 2006 also contributed to the increase in interest on borrowings. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $231,000 from $672,000 for the six months ended March 31, 2005 to $903,000 for the six months ended March 31, 2006. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 5.79%, during 2005 to 7.79% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2006 and 2005. Total average assets are computed using month-end balances.

The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is net interest income divided by the average balance of interest-earning assets.

	For the Six Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$458,264	$13,736	5.99%	$392,856	$11,539	5.87%
Mortgage-backed securities	129,667	2,595	4.00	168,667	3,239	3.84
Investment securities	160,053	3,079	3.85	162,139	2,737	3.38
Other interest earning assets	2,095	67	6.40	3,446	36	2.09

Total Interest-earning assets	750,079	19,477	5.19	727,108	17,551	4.83
Bank Owned Life Insurance	12,781			12,350
Noninterest-earning assets	46,363			38,135

Total assets	$809,223			$777,593

Interest-bearing liabilities:
Deposits	$602,992	$8,478	2.81%	$585,407	$7,065	2.41%
Short-term FHLB Advances	79,173	1,509	3.81	47,436	530	2.23
Long-term FHLB Advances	57,059	1,215	4.26	65,946	1,193	3.62
Junior Subordinated Debentures	23,197	903	7.79	23,197	671	5.79
Other liabilities	1,668	—	.00	1,468	1.14

Total interest-bearing liabilities	764,089	12,105	3.17	723,454	9,460	2.62

Noninterest-bearing liabilities	4,693			10,757

Total liabilities	768,782			734,211
Stockholders’ Equity	40,441			43,382

Total liabilities and stockholders’ equity	$809,223			$777,593

Net interest income		$7,372			$8,091

Interest rate spread			2.02%			2.21%

Net interest margin			1.97%			2.23%

Ratio average interest earning assets/interest-bearing liabilities	98.17%			100.51%

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

	For Six Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$1,922	$236	$39	$2,197
Mortgage-backed securities	(748)	135	(31)	(644)
Investment securities and FHLB Stock	(35)	382	(5)	342
Other interest-earning assets	(14)	74	(29)	31

Total interest-earning assets	1,125	827	(26)	1,926

Interest expense:
Deposits	212	1,166	35	1,413
Short-term FHLB advances	355	374	250	979
Long-term FHLB advances	(161)	211	(28)	22
Junior Subordinated Debentures	0	232	0	232
Other liabilities	0	(1)	0	(1)

Total interest-bearing liabilities	406	1,982	257	2,645

Change in net interest income	$719	$(1,155)	$(283)	$(719)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company reversed previously recorded provisions for losses on loans by $109,000 for the six months ended March 31, 2006, as compared to establishing a provision for losses on loans of $120,000 was established for the six months ended March 31, 2005. During the six months ended March 31, 2006, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the six months ended March 31, 2006 in the amount of $11,000. As a result, the recovery net of the current provision resulted in a negative provision in the amount of $109,000. Loan chargeoffs for the six months ended March 31, 2006 were $117,000 as compared to $206,000 for the six months ended March 31, 2005 a decrease of $89,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the Bank’s consumer loan portfolio. Loan recoveries were $162,000 for the six months ended March 31, 2006 compared to $217,000 for the six months ended March 31, 2005. Non performing loans at March 31, 2006 were $281,000 as compared to $1.5 million at March 31, 2005. The total loss allowance allocated to loans is $2.7 million at March 31, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $11,000, or 2.1% from $513,000 for the six months ended March 31, 2005 to $524,000 for the six months ended March 31, 2006. The increase in other income for the six months ended March 31, 2006 was partially offset by a decrease in fees on transaction accounts of $49,000 from $334,000 for the six months ended March 31, 2005 to $285,000 for the six months ended March 31, 2006, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $15,000 for the six months ended March 31, 2006 from $221,000 for the six months ended March 31, 2005, to $236,000 for the six months ended March 31, 2005. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $154,000, or 1.9%, from $8.3 million for the six months ended March 31, 2005 to $8.2 million for the six months ended March 31, 2006. The decrease in non-interest expenses was primarily due to the decrease in salaries and related expenses of $412,000 from $4.7 million for the six months ended March 31, 2005 to $4.3 million for the six months ended March 31, 2006 as the Bank continued with its cost cutting strategies. Certain positions were eliminated allowing for the hiring of staff in the three new offices with a minimum increase in the overall workforce. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area. Data processing cost decreased by $88,000 from $1.1 million for the six months ended March 31, 2005 to $972,000 for the six months ended March 31, 2006. This decrease was due to the savings generated from the conversion of data processors. Occupancy expense increased by $208,000, from $862,000 for the six months ended March 31, 2005 to $1.1 million for the six months ended March 31, 2006. This was mainly due to the opening of three offices and normal increases in rent and electricity. Advertising expense also increased by $10,000 or 3.8%, from $263,000 for the six months ended March 31, 2005 to $273,000 for the six months ended March 31, 2006. This increase was due to additional advertising during the period.

Income Taxes. The Company’s income tax (benefit) was $(158,000) and $(20,000) for the six months ended March 31, 2006 and 2005, respectively. The Company’s effective tax rate decreased for the six months ended March 31, 2006 as compared to the same quarter in the prior year as the Company increased its earnings of non-taxable income from investments and $236,000 non-taxable income from the Bank Owned Life Insurance during the six months ended March 31, 2006.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net Income. Net income increased by $18,000, or 18.8% from $96,000 for the three months ended March 31, 2005 to $114,000 for the three months ended March 31, 2006. The increase in net income was primarily attributable to a decrease in non-interest expenses of $315,000, or 7.5% from $4.2 million for the three months ended March 31, 2005 to $3.9 million for the three months ended March 31, 2006. This was partially offset by a decrease in net interest income of $336,000 from $4.1 million for the three months ended March 31, 2005 to $3.7 million for the three months ended March 31, 2006.

Net Interest Income. Net interest income decreased by $336,000 or 8.2% from $4.1 million for the three months ended March 31, 2005 compared to $3.7 million for the three months ended March 31, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 15 basis points from 2.22% for the three months ended March 31, 2005 to 2.07% for the three months ended March 31, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.9% for the three months ended March 31, 2005 to 97.9% for the three months ended March 31, 2006. The primary reason for the decrease in this ratio is the Bank is investing in other income producing assets such as Federal Home Loan of Atlanta stock and Bank owned life insurance. The Company’s interest spread has decreased due to the rising interest rates paid on borrowed funds and deposits not completely offset by rising rates for new loans. Improvements in spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds.

Interest Income. Interest income increased by $963,000, or 10.8% from $8.9 million for the three months ended March 31, 2005 to $9.9 million for the three months ended March 31, 2006. Interest and fees on loans increased by $1.1 million, or 18.9%, from $5.9 million for the three months ended March 31, 2005 to $7.0 million for the three months ended March 31, 2006. This was primarily due to a increase in the average balance of loans receivable of $60.9 million from $398.3 million at March 31, 2005 to $459.2 at March 31, 2006, and an increase in the average yield earned on loans receivable of 18 basis points from 5.91% at March 31, 2005 to 6.09% at March 31, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $323,000 or 20.1% from $1.6 million for the three months ended March 31, 2005 to $1.3 million for the three months ended March 31, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $165.7 million at March 31, 2005 to $125.5 million at March 31, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.9% at March 31, 2005 to 4.1% at March 31, 2006. Interest and dividends on investment securities increased by $131,000, or 9.2% from $1.4 million for the three months ended March 31, 2005 to $1.6 million for the three months ended March 31, 2006. This was primarily due to an increase in the average yield on investments of 37 basis points from 3.53% for the three months ended March 31, 2005 to 3.90% for the three months ended March 31, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $2.2 million, from $161.9 million for the three months ended March 31, 2005 to $159.7 million for the three months ended March 31, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $4.8 million for the three months ended March 31, 2005 to $6.1 million for the three months ended March 31, 2006 a change of $1.3 million or 26.8%. Interest on deposits increased $789,000 from $3.5 million at March 31, 2005 to $4.3 million at March 31, 2006 due to an increase in the average yield on deposits of 44 basis points from 2.42% for the three months ended March 31, 2005 to 2.86% for the three months ended March 31, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $20.7 million, or 3.5% from $584.0 million at March 31, 2005 to $604.7 million at March 31, 2006. The Company was able to increase its deposits through normal marketing efforts, and the opening of three new offices. Interest on short-term borrowings increased by $322,000 or 111.8% for the three months ended March 31, 2006. Interest on long-term borrowings increased by $82,000 or 12.4% for the three months ended March 31, 2006. The overall increase in interest on borrowings was primarily due to an increase in rates paid on short term borrowings. The average rate increased 194 basis points from 2.31 for the three months ended March 31, 2005 to 4.25% for the three months ended March 31, 2005 and an increase of $19.9 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended March 31, 2006. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $106,000 from $351,000 for the three months ended March 31, 2005 to $457,000 for the three months ended March 31, 2006. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 6.04%, during 2005 to 7.88% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2006 and 2005. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$459,242	$6,991	6.09%	$398,273	$5,882	5.91%
Mortgage-backed securities	125,508	1,279	4.08	165,721	1,602	3.87
Investment securities	159,745	1,558	3.90	161,915	1,427	3.53
Other interest earning assets	2,873	53	7.38	2,999	7.93

Total Interest-earning assets	747,368	9,881	5.29	728,908	8,918	4.89
Bank Owned Life Insurance	12,849			11,953
Noninterest-earning assets	47,058			39,873

Total assets	$807,275			$780,734

Interest-bearing liabilities:
Deposits	$604,658	$4,326	2.86%	$584,005	$3,537	2.42%
Short-term FHLB Advances	57,403	610	4.25	49,783	288	2.31
Long-term FHLB Advances	76,167	742	3.89	63,892	660	4.13
Junior Subordinated Debentures	23,197	457	7.88	23,197	350	6.04
Other liabilities	1,668	—	.00	1,619	1.25

Total interest-bearing liabilities	763,093	6,135	3.22	722,496	4,836	2.68

Noninterest-bearing liabilities	4,027			15,624

Total liabilities	767,120			738,120
Stockholders’ Equity	40,155			42,614

Total liabilities and stockholders’ equity	$807,275			$780,734

Net interest income		$3,746			$4,082

Interest rate spread			2.07%			2.22%

Net interest margin			2.00%			2.24%

Ratio average interest earning assets/interest bearing liabilities	97.94%			100.89%

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

	For Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$949	$136	$24	$1,109
Mortgage-backed securities	(386)	83	(20)	(323)
Investment securities	(19)	152	(2)	131
Other interest-earning assets	—	48	(2)	46

Total interest-earning assets	544	419	0	963

Interest expense:
Deposits	125	641	23	789
Short-term FHLB advances	44	239	39	322
Long-term FHLB advances	126	(38)	(6)	82
Junior Subordinated Debentures	—	107	—	107
Other liabilities	—	(1)	—	(1)

Total interest-bearing liabilities	295	948	56	1,299

Change in net interest income	$249	$(529)	$(56)	$(336)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provisions for losses on loans for the three months ended March 31, 2006. Loan chargeoffs for the three months ended March 31, 2006 were $84,000 as compared to $142,000 for the three months ended March 31, 2005 a decrease of $58,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $143,000 for the three months ended March 31, 2006 compared to $183,000 for the three months ended March 31, 2005. Non performing loans at March 31, 2006 were $281,000 as compared to $1.5 million at March 31, 2005. The total loss allowance allocated to loans is $2.7 million at March 31, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $44,000, or 20.5% from $215,000 for the three months ended March 31, 2005 to $259,000 for the three months ended March 31, 2006. The increase in other income for the three months ended March 31, 2006 was partially attributable to an increase in miscellaneous income of $61,000, from $72,000 for the three months ended March 31, 2005 to $133,000 for the three months ended March 31, 2006. The major component of miscellaneous income is commissions from customer services. This increase was partially offset by a decrease in fees on transaction accounts of $22,000, or 15.1% from $146,000 for the three months ended March 31, 2005 to $124,000 for the three months ended March 31, 2006 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI) increased $11,000 for the three months ended March 31, 2006 from $108,000 for the three months ended March 31, 2005, to $119,000 for the three months ended March 31, 2005. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $315,000, or 7.5%, from $4.2 million for the three months ended March 31, 2005 to $3.9 million for the three months ended March 31, 2006. The decrease in non-interest expenses was primarily due to the decrease in salaries and related expenses of $220,000 from $2.3 for the three months ended March 31, 2005 to $2.1 million for the three months ended March 31, 2006 as the Bank continued with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area. Data processing cost decreased by $202,000 from $524,000 for the three months ended March 31, 2005 to $322,000 for the three months ended March 31, 2006. This decrease was due to the savings generated from the previously announced change in data processors. Occupancy expense increased by $56,000, from $462,000 for the three months ended March 31, 2005 to $518,000 for the three months ended March 31, 2006. This was mainly due to the opening of three offices and normal increases in rent and electricity.

Income Taxes. The Company’s income tax (benefit) was $(2,000) and $(7,000) for the three months ended March 31, 2006 and 2005, respectively. The Company’s effective tax rate decreased for the three months ended March 31, 2006 as compared to the same quarter in the prior year.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2006	September 30, 2005
	(In thousands)
Commitments to originate new loans	$21,008	$16,071
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	28,084	27,023
Commercial letters of credit	737	701

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

Asset Quality

At March 31, 2006, the Company had approximately $283,000 in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .03% of total assets. At September 30, 2005, non-performing assets were $824,000 or .10% of total assets. The Bank’s net recoveries for the six months ended March 31, 2006 were $(45,000). The Bank’s allowance for loan losses was $2.7 million at March 31, 2006 and at September 30, 2005.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2006	At September 30, 2005
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$150	$647
Multi-family residential	—	—
Commercial Real Estate	61	21
Construction	—	—
Commercial Loans	—	—
Land	70	70
Consumer Loans	—	—

Total Nonaccrual loans	281	738
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	281	738
Other non-performing assets	2	86

Total nonperforming assets	$283	$824

Nonperforming loans to loans receivable, net	.06%	.16%
Nonperforming assets as a percentage of loans and foreclosed real estate	.06%	.18%
Nonperforming assets to total assets	.03%	.10%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 30
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$2,747	$2,587

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(117)	(206)

Total charge-offs	(117)	(206)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	162	217

Total recoveries	162	217
Net loans recovered (charged-off)	45	(11)
(Reversal) Provision for loan losses	(109)	120

Balance at end of period	$2,683	$2,718

Ratio of net (recoveries) charge-offs to average loans outstanding during the period	(.01)%	.01%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At March 31, 2006, the Company had $701,000 in classified assets, consisting of $699,000 in substandard and loss loans, $0 in foreclosed real estate and $ 2,000 in other repossessed assets. At September 30, 2005, the Company had $1.4 million in substandard and loss loans, consisting of $1.4 million in loans, $0 in foreclosed real estate and $86,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At March 31, 2006, the Company has identified approximately $1.1 million in assets classified as special mention.

Liquidity and Capital Resources

At March 31, 2006, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2006 and 2005, the Company had

$62.3 million and $80.5 million, respectively, of gross loan originations. During the six months ended March 31, 2006 and 2005, the Company purchased investment securities in the amounts of $822,000 and $10.7 million, respectively, and mortgage-backed securities in the amounts of $0 and $15.8 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $74.5 million as of March 31, 2006. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of March was approximately 48.1%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2006, cash, interest-bearing deposits in other banks and federal funds sold were $25.0 million, $1.8 million and $2.4 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2006 totaled $211.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2006, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $737,000, $28.1 million and $21.0 million respectively.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on February 8, 2006. 5,648,977 shares representing 95.55% of the total outstanding shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of two nominees for director. The voting results for each nominee were as follows:

Nominee	Votes in Favor of Election	Votes Withheld
Gary C. Loraditch	5,623,679	25,298
William J. Kappauf Jr.	5,622,850	26,127

There were 0 broker nonvotes on the matter.

In addition, stockholders voted in favor of the ratification of the appointment of Stegman & Company, as independent registered public accountants of the Company for the fiscal year ending September 30, 2006. 5,626,374 votes were cast in favor of the proposal to ratify the appointment of auditors, 9,711 votes were cast against the proposal, and 12,892 votes abstained. There were 0 broker non-votes on the matter.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANKCORP, INC.

Date: May 12, 2006	/s/ Gary C. Loraditch
Gary C. Loraditch
President
(Principal Executive Officer)

Date: May 12, 2006	/s/ Bonnie M. Klein
Bonnie M. Klein
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)