Form 10-Q
period 2006-06-30
BCSB BANKCORP INC
filed 2006-08-14
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-24589

BCSB BANKCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

United States	52-2108333
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236

(Address of Principal Executive Offices)

(410) 256-5000

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of June 30, 2006, the issuer had 5,913,427 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2006	September 30, 2005
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$11,828	$21,713
Interest-bearing deposits in other banks	3,878	1,578
Federal funds sold	3,694	238

Cash and Cash Equivalents	19,400	23,529

Interest bearing time deposits	100	100
Investment securities, available for sale	148,413	151,386
Investment securities, held to maturity	4,495	1,995
Loans receivable, net	467,347	454,347
Mortgage-backed securities, available for sale	91,356	112,120
Mortgage-backed securities, held to maturity	29,605	26,470
Premises and equipment, net	11,690	10,782
Federal Home Loan Bank of Atlanta stock, at cost	7,255	8,060
Bank owned life insurance	13,055	12,667
Goodwill	2,551	2,592
Accrued interest and other assets	13,849	8,697

Total assets	$809,296	$812,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,913	$24,653
Interest-bearing	594,739	573,016

Total Deposits	619,652	597,669

Short Term Advances from the Federal Home Loan Bank of Atlanta	47,500	81,150
Long Term Advances from the Federal Home Loan Bank of Atlanta	78,517	63,646
Junior Subordinated Debentures	23,197	23,197
Other liabilities	8,567	5,043

Total liabilities	777,433	770,705

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,913,427 shares issued and outstanding at June 30, 2006 and 5,912,177 shares issued and outstanding September 30, 2005)	59	59
Additional paid-in capital	21,320	21,247
Obligation under Rabbi Trust	1,233	1,238
Retained earnings (substantially restricted)	17,274	24,963
Accumulated other comprehensive loss (net of taxes)	(6,568)	(3,878)

	33,318	43,629
Employee Stock Ownership Plan	(273)	(410)
Stock held by Rabbi Trust	(1,182)	(1,179)

Total stockholders’ equity	31,863	42,040

Total liabilities and stockholders’ equity	$809,296	$812,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$20,992	$17,646	$7,256	$6,106
Interest on mortgage–backed securities	3,821	4,813	1,226	1,574
Interest and dividends on investment securities	4,657	4,159	1,578	1,423
Other interest income	186	51	119	16

Total interest income	29,656	26,669	10,179	9,119

Interest Expense
Interest on deposits	13,260	10,778	4,782	3,713
Interest on borrowings – short term	1,991	942	482	412
Interest on borrowings – long term	2,065	1,926	850	733
Other interest expense – debentures	1,396	1,052	493	380

Total interest expense	18,712	14,698	6,607	5,238

Net interest income	10,944	11,971	3,572	3,881
(Reversal) Provision for losses on loans	(109)	168	—	48

Net interest income after provision for losses on loans	11,053	11,803	3,572	3,833

Other Income
Loss on repossessed assets	(287)	(345)	(21)	(97)
Mortgage Banking Operations	29	2	2	(3)
Fees on transaction accounts	431	506	146	172
Gain on sale of investments and mortgage-backed securities	51	840	51	851
Income from bank owned life insurance	339	338	103	116
Other income	341	322	99	109

Total other income, net	904	1,663	380	1,148

Non-Interest Expenses
Salaries and related expense	6,247	6,983	1,986	2,310
Occupancy expense	1,597	1,393	527	531
Data processing expense	1,327	1,551	355	491
Property and equipment expense	939	863	320	275
Loss on Dishonored Checks	10,721	—	10,721	—
Advertising	464	514	191	251
Telephone, postage and office supplies	352	423	88	110
Other expenses	966	826	257	262

Total non-interest expenses	22,613	12,553	14,445	4,230

(Loss) Income before tax expense (benefit)	(10,656)	913	(10,493)	751
Income tax expense (benefit)	(3,761)	198	(3,603)	217

Net income (loss)	$(6,895)	$715	$(6,890)	$534

Per Share Data:
Basic (loss ) earnings per share	$(1.18)	$.12	$(1.18)	$.09

Diluted (loss) earnings per share	$(1.18)	$.12	$(1.18)	$.09

Dividends per share	$.375	$.375	$.125	$.125

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended June 30,
	2006	2005
	( in thousands)
Net (Loss) Income	$(6,895)	$715
Other comprehensive income, net of tax:
Unrealized net holding losses on Available-for-sale portfolios, net of tax $(1,705) and $(433)	(2,694)	(696)
Reclassification adjustment for losses included in net income, net of tax $2, and $3	3	5

Comprehensive (Loss) Income	$(9,586)	$24

	For the Three Months Ended June 30,
	2006	2005
	( in thousands)
Net (Loss) Income	$(6,890)	$534
Other comprehensive income, net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax $(525), and $1,075	(811)	1,709
Reclassification adjustment for (gains) losses Included in net income, net of tax $2, and $(1)	3	(2)

Comprehensive (Loss) Income	$(7,698)	$2,241

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2006	2005
	(dollars in thousands)
Operating Activities
Net (loss) income	$(6,895)	$715
Adjustments to reconcile net income (loss) to Net Cash Provided by Operating Activities
Gain on sale of investments and mortgage-backed securities	(51)	(840)
Amortization of deferred loan fees and cost, net	(120)	(105)
(Reversal) Provision for losses on loans	(109)	168
Non-cash compensation under Stock-based Benefit Plan	202	217
Amortization of purchase premiums and discounts, net	244	123
Provision for depreciation	780	657
Loss on sale of repossessed assets	287	345
Increase in cash surrender value of bank owned life insurance	(339)	(338)
Increase in accrued interest and other assets	(3,450)	(301)
Increase in other liabilities	2,169	586
Increase in obligation under Rabbi Trust	24	28

Net cash (used) provided by operating activities	(7,258)	1,255

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(48)	(253)
Purchase of investment securities – held to maturity	(3,000)	—
Purchase of investment securities – available for sale	(1,257)	(11,096)
Proceeds from maturities of investment securities – available for sale	1,500	2,000
Proceeds from sale of investment securities – available for sale	405	15,486
Proceeds from maturities of investment securities – held to maturity	500	500
Net increase in loans	(13,482)	(47,900)
Purchase of mortgage-backed securities – available for sale	—	(10,561)
Principal collected on mortgage-backed securities	21,944	27,587
Proceeds from sale of mortgage-backed securities- available for sale	—	2,867
Purchase of mortgage-backed securities – held to maturity	(6,704)	(5,271)
Proceeds from sales of repossessed assets	266	274
Investment in premises and equipment	(1,688)	(1,873)
Redemption (purchase) of Federal Home Loan Bank of Atlanta Stock, net	805	(1,407)

Net cash used by investing activities	(759)	(29,647)

(Continued)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2006	2005
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$21,833	$17,971
Net increase in advances by borrowers for taxes and insurance	1,523	2,626
Proceeds from Federal Home Loan Bank of Atlanta advances	164,550	240,450
Repayment of Federal Home Loan Bank of Atlanta advances	(183,200)	(227,970)
Acquisition of stock for Rabbi Trust	(33)	(14)
Exercised Stock Options	10	35
Dividends on stock	(795)	(789)

Net cash provided by financing activities	3,888	32,309

(Decrease) increase in cash and cash equivalents	(4,129)	3,917
Cash and cash equivalents at beginning of period	23,529	17,815

Cash and cash equivalents at end of period	$19,400	$21,732

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$18,258	$14,506

Income taxes	$—	$510

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2006. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the nine and three months ended June 30, 2006 and 2005 is as follows:

	For the Nine Months Ended June 30,
	2006			2005
	(in thousands except per share data)
	(Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$(6,895)	5,851	$(1.18)	$715	5,816	$.12

Diluted EPS
Effect of dilutive shares	—	—		—	43	—

(Loss) Income available to shareholders plus assumed conversions	$(6,895)	5,851	$(1.18)	$715	5,859	$.12

	For the Three Months June 30,
	2006			2005
	(in thousands except per share data)
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$(6,890)	5,857	$(1.18)	$534	5,822	$.09

Diluted EPS
Effect of dilutive shares	—	—	—	—	33	—

Income available to shareholders plus assumed conversions	$(6,890)	5,857	$(1.18)	$534	5,855	$.09

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$46,622	5.81%	$12,027	1.50%	$	N/A	N/A	%
Tier I capital (2)	46,622	10.31	N/A	N/A		27,120	6.00
Core (1)	46,622	5.81	32,071	4.00		40,088	5.00
Risk-weighted (2)	48,863	10.81	36,159	8.00		45,200	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plan

As of June 30, 2006 and 2005 the Company had four stock-based employee compensation plans, which are more fully described in the 2005 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The adoption of this new standard resulted in $24,000 of compensation expense to be recorded during the nine months ended June 30, 2006 and $8,000 for the three months ended June 30, 2006.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the nine months ended June 30, 2006.

At June 30, 2006 there were 36,250 shares with an exercise price of $8.00 and a weighted average contractual life of 3.0 years and 71,750 shares with an exercise price of $11.375 and a weighted average contractual life of 6.0 years. The total exercisable shares of 88,874 have a weighted average contractual life of 5.0 years.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000)
Outstanding at October 1, 2005	109,250	$10.22
Options exercised	(1,250)	8.00
Granted	—	—

Outstanding at June 30, 2006	108,000	$10.24	5.0	$198

Exercisable at June 30, 2006	88,874	$10.00	5.0	$184

No options were granted during the nine months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended June 30, 2006 and 2005 was $5,412 and $3,712 respectively.

Cash received from option exercises for the nine months ended June 30, 2006 and 2005 was $10,000 and $35,000, respectively. The Company reissues treasury shares to satisfy option exercises.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months and nine months ended June 30, 2005:

	For the Nine Months ended June 30, 2005	For the Three Months ended June 30, 2005
Net Income, as reported	$715	$534
Add: Stock-based Compensation Included in the determination of net income as reported, net of tax	208	72
Deduct: Total stock-based compensation Expense determined under fair value method for all awards, net of tax	(232)	(80)

Pro forma net income	$691	$526

Earnings per share:

Basic-as reported	$.12	$.09

Basic-pro forma	$.12	$.09

Diluted-as reported	$.12	$.09

Diluted-pro forma	$.12	$.09

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity´s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results

Note 8- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $868,000 of standby letters of credit as of June 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not considered to be material.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At June 30, 2006, the Company had total consolidated assets of $809.3 million, total deposits of $619.7 million and stockholders’ equity of $31.9 million.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Recent Developments

During the quarter ended June 30, 2006 the Bank was victimized by a check kiting scheme perpetrated by one of its commercial deposit customers. The Company has recognized a before tax loss relating to this check kiting scheme of $10.7 million and an after-tax loss of $6.9 million (approximately $1.18 per basic and diluted earnings per share) during the fiscal quarter ending June 30, 2006. This commercial customer was a check cashing and money service business. The Company is aggressively pursuing collection of the check kiting loss from the customer, and there is also the possible recovery from insurance policies. The customer has filed for bankruptcy, and the recovery process is expected to require an extended period of time to resolve. Notwithstanding this loss, the Bank will continue to satisfy all regulatory capital requirements and will be “well capitalized” under applicable government regulations.

Comparison of Financial Condition at June 30, 2006 and September 30, 2005

During the nine months ended June 30, 2006, the Company’s assets decreased by $3.4 million, or .4% from $812.7 million at September 30, 2005 to $809.3 million at June 30, 2006. The Company’s interest bearing deposits in other banks increased $2.3 million, or 145.8% from $1.6 million at September 30, 2005 to $3.9 million at June 30, 2006. The Company’s investment portfolio available for sale remained stable at $151.4 million at September 30, 2005 and June 30, 2006. The Company’s investment portfolio held to maturity increased $2.5 million from $2.0 million at September 30, 2005 to $4.5 million at June 30, 2006. Net loans receivable, increased $13.0 million, or 2.9%, from $454.3 million at September 30, 2005 to $467.3 million at June 30, 2006. The Bank’s lending strategy has shifted such that residential, commercial real estate lending, commercial business lending and short term home equity lending have become a key focus. These loans have shorter terms and adjustable rates which are more responsive to market interest rate changes. The Bank has ceased its indirect auto lending program and will focus its efforts on residential and commercial real estate lending in the future. Commercial lending has increased $12.5 million from $98.4 million at September 30, 2005 to $110.9 million at June 30, 2006. The indirect loan portfolio is expected to decline over time as the loans are repaid. The Company’s mortgage-backed securities available for sale decreased by $20.6 million, or 18.4%, from $112.1 million at September 30, 2005 to $91.5 million at June 30, 2006. The Company’s mortgage-backed securities held to maturity increased $3.1 million or 11.8% from $26.5 million at September 30, 2005 to $29.6 million at June 30, 2006. All of the preceding was accomplished in an effort to reduce interest rate risk in the balance sheet by restructuring the balance sheet to increase shorter term adjustable rate commercial real estate loans. The cash surrender value on the Bank Owned Life Insurance increased $388,000, or 3.1% from $12.7 million at September 30, 2005 to $13.0 million at June 30, 2006. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to reduce borrowings. Any increase in deposits will be offset by decreases in levels of borrowings. New loans may be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then comparative securities may be purchased or borrowings further reduced. Premises and equipment increased $908,000, or 8.4% from $10.8 million at September 30, 2005 to $11.7 million at June 30, 2006. This increase was primarily due to building the new Owings Mills office.

Deposits increased by $22.0 million, or 3.7%, from $597.7 million at September 30, 2005 to $619.7 million at June 30, 2006. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand and to reduce borrowings. In the past the Company used both short-term and long-term borrowings to fund growth of interest earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta decreased by $33.7 million, or 41.5% from $81.2 million at September 30, 2005 to $47.5 million at June 30, 2006. Long-term advances from the Federal Home Loan Bank of Atlanta increased by $14.9 million, or 23.4% from

$63.6 million at September 30, 2005 to $78.5 million at June 30, 2006. Since long term rates are expected to rise, the Bank decided to take advantage of the FHLB extender product and extended two of its long term advances at last years lower rates.

Stockholders’ equity decreased by $10.1 million, or 24.2% from $42.0 million at September 30, 2005 to $31.9 million at June 30, 2006, this decrease was primarily attributable to the loss of $6.9 million after tax effect, due to the check kiting fraud perpetrated against the Bank. See “The Comparison of Other Operating Results for the Nine months ended June 30, 2006 and 2005 Non Interest Expenses.” The increase in accumulated other comprehensive loss of $2.7 million from a negative $3.9 million at September 30, 2005 to a negative $6.6 million at June 30, 2006 also contributed to the decrease in stockholder’s equity. These unrealized losses are considered temporary as they reflect market values on June 30, 2006 and are subject to change daily as interest rates fluctuate. This increase in accumulated other comprehensive loss is due to the effect rising interest rates have on the available for sale securities recorded at fair market value.

Comparison of Operating Results for the Nine Months Ended June 30, 2006 and 2005

Net Income. Net income decreased from income of $715,000 for the nine months ended June 30, 2005 to a net loss of $6.9 million for the nine months ended June 30, 2006. The decrease was primarily due to an increase in non-interest expenses of $10.0 million from $12.6 million for the nine months ended June 30, 2005 to $22.6 million for the nine months ended June 30, 2006.

Net Interest Income. Net interest income decreased by $1.1 million or 8.6% from $12.0 million for the nine months ended June 30, 2005 compared to $10.9 million for the nine months ended June 30, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 18 basis points from 2.18% for the nine months ended June 30, 2005 to 2.00% for the nine months ended June 30, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.09% for the nine months ended June 30, 2005 to 98.19% for the nine months ended June 30, 2006. The primary reason for the decrease in this ratio is that funds are being invested in other income producing assets such as Bank Owned Life Insurance and Federal Home Loan Bank of Atlanta stock. The Company’s interest rate spread has decreased due to the rising rates paid on borrowed funds and deposits not completely offset by rising rates for new loans. Improvements in interest spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds.

Interest Income. Interest income increased by $3.0 million, or 11.2% from $26.7 million for the nine months ended June 30, 2005 to $29.7 million for the nine months ended June 30, 2006. Interest and fees on loans increased by $3.4 million, or 19.0%, from $17.6 million for the nine months ended June 30, 2005 to $21.0 million for the nine months ended June 30, 2006. This was primarily due to an increase in the average balance of loans receivable of $60.4 million from $400.7 million at June 30, 2005 to $461.1 at June 30, 2006, and an increase in the average yield earned on loans receivable of 20 basis points from 5.87% at June 30, 2005 to 6.07% at June 30, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $992,000 or 20.6% from $4.8 million for the nine months ended June 30, 2005 to $3.8 million for the nine months ended June 30, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $166.3 million at June 30, 2005 to $126.7 million at June 30, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.8% at June 30, 2005 to 4.0% at June 30, 2006. Interest and dividends on investment securities increased by $498,000, or 12.0% from $4.1 million for the nine months ended June 30, 2005 to $4.6 million for the nine months ended June 30, 2006. This was primarily due to an increase in the average yield on investments of 45 basis points from 3.42% for the nine months ended June 30, 2005 to 3.87% for the nine months ended June 30, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $1.9 million, from $162.3 million for the nine months ended June 30, 2005 to $160.4 million for the nine months ended June 30, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $14.7 million for the nine months ended June 30, 2005 to $18.7 million for the nine months ended June 30, 2006 a change of $4.0 million or 27.3%. Interest on deposits increased $2.5 million from $10.8 million at June 30, 2005 to $13.3 million at June 30, 2006 due to an increase in the average yield on deposits of 46 basis points from 2.45% for the nine months ended June 30, 2005 to 2.91% for the nine months ended June 30, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $21.4 million, or 3.6% from $587.0 million at June 30, 2005 to $608.4 million at June 30, 2006. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $1.1 million or 111.4% for the nine months ended June 30, 2006. Interest on long-term borrowings increased by $139,000 or 7.2% for the nine months ended June 30, 2006. The overall increase in interests on borrowings was primarily due to an increase in the average rate paid on short term borrowings which increased by 112 basis points from 2.69% for the nine months ended June 30, 2005 to 3.81% for the nine months ended June 30, 2006. The average rate on long term borrowings also increased by 86 basis points from 3.52% for the nine months ended June 30, 2005 to 4.38% for the nine months ended June 30, 2006. An increase in the average balance of advances from the Federal Home Loan Bank of Atlanta of $11.1 million during the nine months ended June 30, 2006 also contributed to the increase in interest on borrowings. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $344,000 from $1.1 million for the nine months ended June 30, 2005 to $1.4 million for the nine months ended June 30, 2006. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 6.05%, during 2005 to 8.02% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2006 and 2005. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$461,064	$20,992	6.07%	$400,693	$17,646	5.87%
Mortgage-backed securities	126,659	3,821	4.02	166,315	4,813	3.86
Investment securities	160,400	4,657	3.87	162,335	4,159	3.42
Other interest earning assets	4,218	186	5.88	2,914	51	2.33

Total Interest-earning assets	752,341	29,656	5.26	732,257	26,669	4.86
Bank Owned Life Insurance	12,847			12,136
Noninterest-earning assets	45,308			40,488

Total assets	$810,496			$784,881

Interest-bearing liabilities:
Deposits	$608,367	$13,260	2.91%	$587,016	$10,778	2.45%
Short-term FHLB Advances	69,726	1,991	3.81	48,653	942	2.69
Long-term FHLB Advances	62,928	2,065	4.38	72,853	1,926	3.52
Junior Subordinated Debentures	23,197	1,396	8.02	23,197	1,052	6.05
Other liabilities	2,027	0	0	1,896	0.00

Total interest-bearing liabilities	766,245	18,712	3.26	731,615	14,698	2.68

Noninterest-bearing liabilities	5,627			9,856

Total liabilities	771,872			741,471
Stockholders’ Equity	38,624			43,410

Total liabilities and stockholders’ equity	$810,496			$784,881

Net interest income		$10,944			$11,971

Interest rate spread			2.00%			2.18%

Net interest margin			1.94%			2.18%

Ratio average interest earning assets/interest-bearing liabilities	98.19%			100.09%

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

	For Nine Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$2,654	$601	$91	$3,346
Mortgage-backed securities	(1,156)	216	(52)	(992)
Investment securities and FHLB Stock	(50)	555	(7)	498
Other interest-earning assets	23	77	35	135

Total interest-earning assets	1,471	1,449	67	2,987

Interest expense:
Deposits	392	2,017	73	2,481
Short-term FHLB advances	408	447	194	1,049
Long-term FHLB advances	(262)	464	(63)	139
Junior Subordinated Debentures	0	344	0	344
Other liabilities	0	0	0	0

Total interest-bearing liabilities	538	3,272	204	4,014

Change in net interest income	$933	$(1,823)	$(137)	$(1,027)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company reversed previously recorded provisions for losses on loans by $109,000 for the nine months ended June 30, 2006, as compared to establishing a provision for losses on loans of $168,000 for the nine months ended June 30, 2005. During the nine months ended June 30, 2006, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the nine months ended June 30, 2006 in the amount of $11,000. As a result, the recovery net of the current provision resulted in a negative provision in the amount of $109,000. Loan chargeoffs for the nine months ended June 30, 2006 were $206,000 as compared to $284,000 for the nine months ended June 30, 2005 a decrease of $78,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the Bank’s consumer loan portfolio. Loan recoveries were $219,000 for the nine months ended June 30, 2006 compared to $264,000 for the nine months ended June 30, 2005. Non performing loans at June 30, 2006 were $175,000 as compared to $738,000 at September 30, 2005. The total loss allowance allocated to loans is $2.7 million at June 30, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $759,000, or 45.6% from $1.7 million for the nine months ended June 30, 2005 to $904,000 for the nine months ended June 30, 2006. The decrease in other income for the nine months ended June 30, 2006 was primarily due to the decrease in gain on sale of investments and mortgaged backed securities of $789,000 from $840,000 for the nine months ended June 30, 2005 to $51,000 for the nine months ended June 30, 2006. The $840,000 gain on sale of investments for the nine months ended June 30, 2005 was primarily due to a gain on the sale of Intrieve stock due to the merger of Harland and Intrieve. The $51,000 gain on sale of investments for the nine months ended June 30, 2006 was the remaining amount due from the sale of the Intrive stock due to a hold back provision. This was partially offset by a decrease in losses on repossessed assets of $58,000 from $345,000 for the nine months ended June 30, 2005 to $287,000 for the nine months ended June 30, 2006. Also contributing to the decrease in other income was a decrease in fees on transaction accounts of $75,000 from $506,000 for the nine months ended

June 30, 2005 to $431,000 for the nine months ended June 30, 2006 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $1,000 for the nine months ended June 30, 2006 from $338,000 for the nine months ended June 30, 2005, to $339,000 for the nine months ended June 30, 2006. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $10.1 million, or 80.14%, from $12.6 million for the nine months ended June 30, 2005 to $22.6 million for the nine months ended June 30, 2006. The increase in non-interest expenses was primarily due to the occurrence of a $10.7 million loss on dishonored checks during the nine months ended June 30, 2006. This loss was from a check kiting fraud perpetrated on the Bank. The Company is aggressively pursuing collection of the check kiting loss from the customer, and there is also the possible recovery from insurance policies. The customer has filed for bankruptcy, and the recovery process is expected to require an extended period of time to resolve. Notwithstanding this loss, the Bank will continue to satisfy all regulatory capital requirements and will be “well capitalized” under applicable government regulations. This loss was partially offset by a decrease in salaries and related expenses of $736,000 from $7.0 million for the nine months ended June 30, 2005 to $6.2 million for the nine months ended June 30, 2006 as the Bank continued with its cost cutting strategies. Certain positions were eliminated allowing for the hiring of staff in the three new offices with a minimum increase in the overall workforce. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area. Data processing cost decreased by $224,000 from $1.6 million for the nine months ended June 30, 2005 to $1.3 million for the nine months ended June 30, 2006. This decrease was due to the savings generated from the conversion of data processors. Occupancy expense increased by $204,000, from $1.4 million for the nine months ended June 30, 2005 to $1.6 million for the nine months ended June 30, 2006. This was mainly due to the opening of three offices and normal increases in rent and electricity. Advertising expense decreased by $50,000 or 9.7%, from $514,000 for the nine months ended June 30, 2005 to $464,000 for the nine months ended June 30, 2006. This decrease was due to a reduction in advertising during the period.

Income Taxes. The Company’s income tax (benefit) expense was $(3.8) million and $198,000 for the nine months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate decreased for the nine months ended June 30, 2006 as compared to the same quarter in the prior year due to the tax benefit from the loss on dishonored checks and as the Company increased its earnings of non-taxable income from investments.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Net Income. Net income decreased by $7.4 million, from $534,000 for the three months ended June 30, 2005 to a loss of $6.9 million for the three months ended June 30, 2006. The decrease in net income was primarily attributable to an increase in non-interest expenses of $10.2 million, from $4.2 million for the three months ended June 30, 2005 to $14.4 million for the three months ended June 30, 2006. This was primarily due to a loss on dishonored checks of $10.7 million for the three months ended June 30, 2006.

Net Interest Income. Net interest income decreased by $309,000 or 8.0% from $3.9 million for the three months ended June 30, 2005 compared to $3.6 million for the three months ended June 30, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 16 basis points from 2.11% for the three months ended June 30, 2005 to 1.95% for the three months ended June 30, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 99.28% for the three months ended June 30, 2005 to 98.22% for the three months ended June 30, 2006. The primary reason for the decrease in this ratio is the Bank is investing in other income producing assets such as Federal Home Loan of Atlanta stock and Bank owned life insurance. The Company’s interest spread has decreased due to the rising interest rates paid on borrowed funds and deposits not completely offset by rising rates for new loans. Improvements in spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds.

Interest Income. Interest income increased by $1.1 million, or 11.6% from $9.1 million for the three months ended June 30, 2005 to $10.2 million for the three months ended June 30, 2006. Interest and fees on loans increased by $1.2 million, or 18.8%, from $6.1 million for the three months ended June 30, 2005 to $7.3 million for the three months ended June 30, 2006. This was primarily due to an increase in the average balance of loans receivable of $50.3 million from $416.4 million at June 30, 2005 to $466.7 at June 30, 2006, and an increase in the average yield earned on loans receivable of 35 basis points from 5.87% at June 30, 2005 to 6.22% at June 30, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $348,000 or 22.1% from $1.6 million for the three months ended June 30, 2005 to $1.2 million for the three months ended June 30, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $161.6 million at June 30, 2005 to $120.6 million at June 30, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.90% at June 30, 2005 to 4.06% at June 30, 2006. Interest and dividends on investment securities increased by $155,000, or 10.9% from $1.4 million for the three months ended June 30, 2005 to $1.6 million for the three months ended June 30, 2006. This was primarily due to an increase in the average yield on investments of 42 basis points from 3.50% for the three months ended June 30, 2005 to 3.92% for the three months ended June 30, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $1.6 million, from $162.7 million for the three months ended June 30, 2005 to $161.1 million for the three months ended June 30, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $5.2 million for the three months ended June 30, 2005 to $6.6 million for the three months ended June 30, 2006 a change of $1.4 million or 26.1%. Interest on deposits increased $1.1 million from $3.7 million at June 30, 2005 to $4.8 million at June 30, 2006 due to an increase in the average cost of deposits of 57 basis points from 2.52% for the three months ended June 30, 2005 to 3.09% for the three months ended June 30, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $28.9 million, or 4.9% from $590.2 million at June 30, 2005 to $619.1 million at June 30, 2006. The Company was able to increase its deposits through normal marketing efforts and the opening of three new offices. Interest on short-term borrowings increased by $70,000 or 17.0% for the three months ended June 30, 2006. Interest on long-term borrowings increased by $117,000 or 16.0% for the three months ended June 30, 2006. The overall increase in interest on borrowings was primarily due to an increase in rates paid on long term borrowings. The average rate increased 117 basis points from 3.38% for the three months ended June 30, 2005 to 4.55% for the three months ended June 30, 2005. Also contributing to the increase in interest on borrowings was an increase of $6.2 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended June 30, 2006. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $113,000 from $380,000 for the three months ended June 30, 2005 to $493,000 for the three months ended June 30, 2006. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 6.55%, during 2005 to 8.50% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2006 and 2005. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$466,665	$7,256	6.22%	$416,365	$6,106	5.87%
Mortgage-backed securities	120,642	1,226	4.06	161,611	1,574	3.90
Investment securities	161,094	1,578	3.92	162,729	1,423	3.50
Other interest earning assets	8,465	119	5.62	1,849	16	3.46

Total Interest-earning assets	756,866	10,179	5.38	742,554	9,119	4.91
Bank Owned Life Insurance	12,981			12,504
Noninterest-earning assets	43,194			44,400

Total assets	$813,041			$799,458

Interest-bearing liabilities:
Deposits	$619,117	$4,782	3.09%	$590,234	$3,713	2.52%
Short-term FHLB Advances	50,833	482	3.79	45,087	412	3.66
Long-term FHLB Advances	74,667	850	4.55	86,667	733	3.38
Junior Subordinated Debentures	23,197	493	8.50	23,197	380	6.55
Other liabilities	2,744	0	0	2,752	0.00

Total interest-bearing liabilities	770,558	6,607	3.43	747,937	5,238	2.80

Noninterest-bearing liabilities	7,491			8,055

Total liabilities	778,049			755,992
Stockholders’ Equity	34,992			43,466

Total liabilities and stockholders’ equity	$813,041			$799,458

Net interest income		$3,572			$3,881

Interest rate spread			1.95%			2.11%

Net interest margin			1.89%			2.09%

Ratio average interest earning assets/interest bearing liabilities	98.22%			99.28%

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

	For Three Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$800	$310	$40	$1,150
Mortgage-backed securities	(409)	81	(20)	(348)
Investment securities	(14)	171	(2)	155
Other interest-earning assets	57	10	36	103

Total interest-earning assets	434	572	54	1,060

Interest expense:
Deposits	182	846	41	1,069
Short-term FHLB advances	50	18	2	70
Long-term FHLB advances	(102)	254	(35)	117
Junior Subordinated Debentures	0	114	0	114
Other liabilities	0	0	0	0

Total interest-bearing liabilities	130	1,232	8	1,370

Change in net interest income	$304	$(660)	$46	$(310)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provisions for losses on loans for the three months ended June 30, 2006. Loan chargeoffs for the three months ended June 30, 2006 were $89,000 as compared to $78,000 for the three months ended June 30, 2005 an increase of $11,000.. Loan recoveries were $56,000 for the three months ended June 30, 2006 compared to $46,000 for the three months ended June 30, 2005. Non performing loans at June 30, 2006 were $140,000 as compared to $738,000 at September 30, 2005. The total loss allowance allocated to loans is $2.7 million at June 30, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $768,000, or 66.9% from $1.1 million for the three months ended June 30, 2005 to $380,000 for the three months ended June 30, 2006. The decrease in other income for the three months ended June 30, 2006 was partially attributable to a decrease in gain on sale of investments and mortgage backed securities of $800,000, from $851,000 for the three months ended June 30, 2005 to $51,000 for the three months ended June 30, 2006. There was an $840,000 gain on sale of investments for the three months ended June 30, 2005 that was primarily due to a gain on the sale of Intrieve stock from the merger of Harland and Intrieve. The $51,000 gain on sale of investments for the three months ended June 30, 2006 was the remaining amount due from the sale of the Intrive stock due to a hold back provision. This was partially offset by a decrease in loss on repossessed assets of $76,000, from a loss of $97,000 to a loss of $21,000. Fees on transaction accounts also decreased by $26,000, or 15.1% from $172,000 for the three months ended June 30, 2005 to $146,000 for the three months ended June 30, 2006 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI) decreased $13,000 for the three months ended June 30, 2006 from $116,000 for the three months ended June 30, 2005, to $103,000 for the three months ended June 30, 2005. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $10.2 million, or 241.5%, from $4.2 million for the three months ended June 30, 2005 to $14.4 million for the three months ended June 30, 2006. The increase in non-interest expenses was primarily due to the occurrence of a $10.7 million loss on dishonored checks during the nine months ended June 30, 2006. This loss was from a check kiting fraud perpetrated on the Bank.. A decrease in salaries and related expenses of $324,000 from $2.3 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006 partially offset the loss, as the Bank continued with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. Data processing cost decreased by $136,000 from $491,000 for the three months ended June 30, 2005 to $355,000 for the three months ended June 30, 2006. This decrease was due to the savings generated from the previously announced change in data processors. Occupancy expense decreased by $4,000, from $531,000 for the three months ended June 30, 2005 to $527,000 for the three months ended June 30, 2006.

Income Taxes. The Company’s income tax (benefit) provision was $(3.6) million and $217,000 for the three months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate decreased for the three months ended June 30, 2006 as compared to the same quarter in the prior year due to the tax benefit from the loss on dishonored checks and as the Company increased its earnings of non-taxable income from investments.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	June 30, 2006	September 30, 2005
	(In thousands)
Commitments to originate new loans	$27,856	$16,071
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	28,364	27,023
Commercial letters of credit	868	701

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

Asset Quality

At June 30, 2006, the Company had approximately $220,000 in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) or .03% of total assets. At September 30, 2005, non-performing assets were $824,000 or .10% of total assets. The Bank’s net recoveries for the nine months ended June 30, 2006 were $(13,000). The Bank’s allowance for loan losses was $2.7 million at June 30, 2006 and at September 30, 2005.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2006	At September 30, 2005
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$70	$647
Multi-family residential	—	—
Commercial Real Estate	—	21
Construction	—	—
Commercial Loans	—	—
Land	70	70
Consumer Loans	35	—

Total Nonaccrual loans	175	738
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	175	738
Other non-performing assets	45	86

Total nonperforming assets	$220	$824

Nonperforming loans to loans receivable, net	.04%	.16%
Nonperforming assets as a percentage of loans and foreclosed real estate	.05%	.18%
Nonperforming assets to total assets	.03%	.10%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$2,747	$2,587

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(206)	(284)

Total charge-offs	(206)	(284)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	219	264

Total recoveries	219	264
Net loans recovered (charged-off)	13	(20)
(Reversal) Provision for loan losses	(109)	168

Balance at end of period	$2,651	$2,735

Ratio of net (recoveries) charge-offs to average loans outstanding during the period	(.01)%	.01%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2006, the Company had $669,000 in classified assets, consisting of $624,000 in substandard and loss loans, $0 in foreclosed real estate and $ 45,000 in other repossessed assets. At September 30, 2005, the Company had $1.4 million in substandard and loss loans, consisting of $1.4 million in loans, $0 in foreclosed real estate and $86,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At June 30, 2006, the Company has identified approximately $6.0 million in assets classified as special mention.

Liquidity and Capital Resources

At June 30, 2006, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2006 and 2005, the Company had

$97.5 million and $139.0 million, respectively, of gross loan originations. During the nine months ended June 30, 2006 and 2005, the Company purchased investment securities in the amounts of $4.3 million and $11.1 million, respectively, and mortgage-backed securities in the amounts of $0 and $10.6 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $74.7 million as of June 30, 2006. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of June was approximately 41.0%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2006, cash, interest-bearing deposits in other banks and federal funds sold were $11.8 million, $3.9 million and $3.7 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2006 totaled $214.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2006, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $868,000, $28.4 million and $27.9 million respectively.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the check kiting loss that was discovered during the quarter ended June 30, 2006, management is in the process of implementing additional controls and review procedures to detect check kiting that it believes will reduce the risk of future check kiting losses. These additional controls consist of daily review of all deposit accounts with more than a minimal negative daily available balance and placing limits on customer overdrafts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
10.10	Agreement and General Release amoung BCSB Bankcorp, Inc., Baltimore County Savings Bank, F.S.B. and Baltimore County Savings Bank, M.H.C. and Gary C. Loraditch

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANKCORP, INC.

Date: August 10, 2006	/s/ David M. Meadows
David M. Meadows
Acting President
(Principal Executive Officer)

Date: August 10, 2006	/s/ Bonnie M. Klein
Bonnie M. Klein
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)