Form 10-K
period 2006-09-30
BCSB BANKCORP INC
filed 2006-12-22
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Common stock, par value $.01 per share

(Title of Class)

Nasdaq Global Market

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐                    Accelerated Filer    ☐                    Non-accelerated Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $19,989,193 based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq Global Market as of September 30, 2006 ($12.795 per share). For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 1, 2006: 5,913,743

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year ended September 30, 2006. (Parts II and III)

2.	Portions of Proxy Statement for registrant’s 2007 Annual Meeting of Stockholders. (Part III)

PART I

Item 1.	Business

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2006, the Company had total assets of $785.9 million, total deposits of $604.8 million and stockholders’ equity of $33.4 million.

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

The Bank’s principal business consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on owner-occupied, single-family residences in the Bank’s market area, and, other real estate loans, consisting of construction loans, single-family rental property loans and commercial real estate loans, and consumer loans. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and fees and charges. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2006, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment This partially mitigates the risk associated with a decline in any particular economic sector. Once the backbone of the regional economy, the manufacturing industry is relatively stable following a long period of decline. Demographic and economic growth trends, measured by changes in population, number of household, age distribution and median household income, provide key insight into the health of the Bank’s market area. Baltimore County has the largest population at 768,000 followed by Baltimore City at 633,000, Anne Arundel County at 512,000, Howard County at 270,200 and Harford County at 238,750. Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development 78% of Baltimore County’s employees work in the private sector with approximately 7% in manufacturing, 20% in trade, transportation and utilities, 12.0% in professional business services, 22.0% in education and health services, and 8% in leisure and hospitality. Government provides 17.5% of Baltimore County’s jobs, with self-employed providing the remaining employment.

Harford County continues to experience strong economic growth while maintaining a strong government presence of approximately 12,486 employed in the Aberdeen Proving Grounds both in the military and in civilian capacity. The Maryland Department of Labor and Licensing Regulation estimates 61,323 work in Harford County’s private sector with 23% working in retail trade, transportation, and utilities, 12.7% in professional or business services, 10.59% in local government and 10.0% in education and health services. Going forward Harford county and the entire Baltimore metropolitan area will benefit from the proposed recommendations by the U.S. Army for the realignment and closure of military bases which could add approximately 20,000 jobs in both military and related private sector employment.

Lending Activities

General. The Bank’s gross loan portfolio totaled $482.5 million at September 30, 2006, representing 61.4% of total assets at that date. At September 30, 2006, $214.7 million, or 44.5% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $39.0 million, $29.1 million and $110.2 million, respectively, or 8.1%, 6.0% and 22.8%, respectively, of the Bank’s gross loan portfolio at September 30, 2006. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $53.5 million and $17.9 million, respectively, or 11.1% and 3.7% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $9.6 million, or 2.0% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2006, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$214,724	44.50%	$195,203	40.44%	$179,010	43.47%	$179,552	46.32%	$221,062	53.09%
Single-family rental property loans	29,131	6.04	26,914	5.58	19,257	4.68	14,348	3.70	8,306	2.00
Commercial	110,179	22.83	75,034	15.55	64,615	15.69	53,675	13.85	57,356	13.77
Construction (2)	39,021	8.09	53,755	11.14	23,225	5.64	16,411	4.23	11,734	2.82
Commercial lines of credit	9,606	2.00	16,463	3.41	16,038	3.89	6,410	1.65	4,208	1.01
Commercial leases	4,749.98		3,300.68		1,300.32		820.21		1,170.28
Commercial loans secured	365.08		1,869.39		800.20		133.03		1,595.38
Commercial loans unsecured	409.08		538.11		545.13		678.17		—	—
Consumer Loans:
Automobile	53,530	11.09	88,287	18.29	88,122	21.40	98,168	25.33	93,161	22.38
Home equity lines of credit	17,942	3.72	17,901	3.71	15,629	3.79	13,943	3.60	13,864	3.33
Other	2,849.59		3,377.70		3,265.79		3,474.90		3,897.94

	482,505	100.00%	482,641	100.00%	411,806	100.00%	387,612	100.00%	416,353	100.00%

Add:
Purchase accounting premium (net)	451		665		950		1,320		1,990
Less:
Undisbursed portion of loans in process	12,014		16,874		13,764		7,753		4,902
Deferred loan origination fees	355		272		267		429		661
Unearned interest	4,132		9,067		10,002		12,750		13,964
Allowance for loan losses	2,679		2,746		2,587		2,698		2,199

Total	$463,776		$454,347		$386,136		$365,302		$396,617

(1)	Includes fixed-rate second mortgage loans.

(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2006 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due during the year ending September 30, 2006	Due 1 through 5 years after September 30, 2006	Due 5 years after September 30, 2006	Total
	(In thousands)
Real Estate Loans
Single-family residential	$241	16,488	197,995	214,724
Single-family rental property	—	1,020	28,111	29,131
Commercial	1,684	15,082	93,413	110,179
Construction	2,492	18,473	18,056	39,021
Commercial lines of credit	8,568	741	297	9,606
Commercial leases	—	4,499	250	4,749
Commercial loans secured	—	365	—	365
Commercial loans unsecured	409	—	—	409
Consumer:
Automobile	66	53,239	225	53,530
Home equity lines of credit	—	—	17,942	17,942
Other	214	1,352	1,283	2,849

Total	$13,674	111,259	357,572	482,505

The following table sets forth at September 30, 2006, the dollar amount of all loans due within one year and one year or more after September 30, 2006 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$201,613	$13,111
Single-family rental property	10,911	18,220
Commercial	24,767	85,412
Construction	17,257	21,764
Commercial lines of credit	—	9,606
Commercial leases	4,749	—
Commercial loans secured	365	—
Commercial loans unsecured	409	—
Consumer:
Automobiles	53,530	—
Home equity lines of credit	—	17,942
Other	2,849	—

Total	$316,450	$166,055

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$50,160	$53,800	$41,406
Single-family rental property	5,779	10,599	7,739
Commercial	36,463	39,095	27,866
Construction	14,738	18,652	6,196
Commercial lines of credit	3,275	8,174	13,570
Commercial loans secured	107	2,866	1,195
Commercial leases	2,745	190	872
Consumer:
Automobile	6,884	47,659	40,154
Home equity lines of credit	8,435	11,803	8,669
Other	896	1,089	927

Total loans originated	$129,482	$193,927	$148,594

Loans purchased:
Real estate loans	$0	$0	$0

Total loans purchased	$0	$0	$0

Loans sold:
Whole loans	$0	$0	$3,449

Total loans sold	$0	$0	$3,449

The Bank’s loan originations are derived from a number of sources, including referrals by realtors, depositors and borrowers and advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. Automobile loans are originated by the Bank’s loan personnel and loan applications are accepted at the Bank’s offices.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Real estate loans up to $1 million, as well as all requests for lines of credit up to $500,000, may be approved by the Bank’s Loan Committee, which consists of the Bank’s President, Executive Vice President of Lending and Treasurer and meets weekly. All loans in excess of these amounts must be approved by the Board of Directors. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Automobile loans are approved by the, Senior Loan Officer and consumer loan underwriters and reviewed by the Bank’s Executive Vice President who supervises lending operations.

Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation, (“FHLMC”) and the Federal National Mortgage Association, (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loans, and the Bank may obtain a Phase I environmental study in connection with its underwriting of acquisition and development loans.

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

The Bank is permitted to lend up to 97% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank does provide a first time home buyers loan program in conjunction with the Federal Home Loan Bank of Atlanta where 100% of the loan amount will be funded for qualified buyers. The Bank will make a single-family residential mortgage loan with up to a 97% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 90% of the value of the property.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to $7.3 million at September 30, 2006. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2006, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2006, the Bank’s largest loan customer was a $6.2 million relationship consisting of residential properties. At September 30, 2006, the loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2006, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $214.7 million, or 44.5% of the Bank’s gross loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2006, the Bank had $201.6 million of fixed-rate single-family mortgage loans, which amounted to 93.9% of the Bank’s single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 30 years or less by offering competitive rates.

The Bank also offers adjustable-rate single-family residential mortgage loans. As of September 30, 2006, $13.1 million, or 6.1% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2006, single-family rental property loans totaled $29.1 million, or 6.0%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $5.8 million, $10.6 million and $7.7 million for the years ended September 30, 2006, 2005 and 2004, respectively. Single-family residential mortgage loans secured by non-owner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 0.5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2006, $39.0 million, or 8.1%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank’s construction loans totaled $39.0 million, $53.8 million and $23.2 million at September 30, 2006, 2005 and 2004, respectively, and construction loan originations were $17.3 million, $12.4 million and $6.2 million during the years ended September 30, 2006, 2005 and 2004, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2006, the Bank had 22 letters of credit outstanding totaling $754,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, medical condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million, with the largest having an outstanding principal balance of $6.2 million at September 30, 2006. At September 30, 2006, the Bank had $110.2 million of commercial real estate loans, which amounted to 22.8% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3 1/2%. As of September 30, 2006, the Bank had $9.6 million of such loans outstanding.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $53.5 million, or 11.1%, of the Bank’s gross loan portfolio, at September 30, 2006. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and relatively new cars (less than two years old or 20,000 miles or less) are financed for a period generally of up to six years, while used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows his insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2006, home equity lines of credit totaled $17.9 million, or 3.7% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $23.1 million, or 4.8%, of the Bank’s gross loans at September 30, 2006.

The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less 0.50% up to the prime rate plus 1.0%. The interest rate may not adjust to a rate higher than 18%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 2.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2006, savings account loans accounts totaled $1.3 million, or .27%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include, boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.5 million at September 30, 2006.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
Real Estate:
Single-family residential	$69	$647	$266	$59	$291
Single-family rental property	—	—	—	—	—
Commercial	2,381	91	606	166	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	1,100
Consumer	42	—	—	75	—

Total	$2,492	$738	$872	$300	$1,391
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total non-performing loans	$2,492	$738	$872	$300	$1,391

Percentage of gross loans	.51%	.15%	.21%	.08%	.33%

Percentage of total assets	.32%	.09%	.11%	.04%	.24%

Other non-performing assets (2)	$130	$86	$33	$283	$229

Loans modified in troubled debt restructuring	$—	$—	$—	$—	$—

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.

(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars.

During the year ended September 30, 2006, gross interest income of $152,000, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2006 amounted to $139,000.

At September 30, 2006, the Bank had no loans which were not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

At September 30, 2006, non-accrual loans consisted of 1 single-family residential mortgage loan aggregating $69,000, 1 commercial loan aggregating $2.4 million and 2 consumer loans aggregating $42,000.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. The Bank records a valuation allowance for estimated selling costs of the property immediately after foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2006, the Bank had real estate owned values at $94,000. The Bank had $36,000 of other nonperforming assets, which consisted of the Bank’s inventory of repossessed cars.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2006, the Bank had $5.0 million in classified assets consisting of $2.0 million in assets classified as special mention, $2.6 million in assets classified as substandard, no assets classified as doubtful and no assets classified as loss. Special mention assets consisted of $538,000 in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2006, and $74,000 in consumer loans 60 to 120 days delinquent at September 30, 2006 and substandard assets consisted of the $2.5 million in non-accrual loans described above.

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

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by management and reviewed by the Board of Directors on a monthly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the security. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at the beginning of the period	$2,746	$2,587	$2,698	$2,199	1,563

Loans charged-off:
Real estate mortgage
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	159
Consumer	275	392	1,021	1,239	530

Total charge-offs	275	392	1,021	1,239	689
Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	317	383	423	379	429

Total recoveries	317	383	423	379	429
Net loans recovered (charged off)	42	(9)	(598)	(860)	(260)
Recovery (provision) for loan losses	(109)	168	487	1,359	509
Allowance assumed in the acquisition	—	—	—	—	387

Balance at the end of period	$2,679	$2,746	$2,587	$2,698	2,199

Ratio of net charge-offs to average loans outstanding during the period	.01%	.01%	.16%	.22%	.09%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$697	44.50%	$548	40.44%	$578	43.47%	$539	46.32%	$760	53.09%
Single-family rental property	64	6.04	40	5.58	29	4.68	22	3.70	17	2.00
Commercial	591	21.87	707	15.55	455	15.69	396	13.85	314	13.77
Construction	94	8.09	14	11.14	16	5.64	107	4.23	70	2.82
Commercial lines of credit	42	2.91	22	3.41	10	3.89	16	1.65	46	1.01
Commercial leases	28.98		2.68		—	.32	—	—	—	.28
Commercial loans secured	1.08		72.39		52.20		—	.21	—	.38
Commercial loans unsecured	409.08		537.11		541.13		569.03		—	—
Consumer	753	15.45	804	22.70	906	25.98	1,049	29.83	992	26.65

Total allowance for loan losses	$2,679	100.00%	$2,746	100.00%	$2,587	100.00%	$2,698	100.00%	$2,199	100.00%

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

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Bank’s investment policy. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank’s current investment policy, securities purchases are made by the Bank’s President. The Bank’s President and Treasurer have authority to sell investment securities subject to the Bank’s designation as available for sale and purchase comparable investment securities with similar characteristics. The Board of Directors reviews securities transactions on a monthly basis.

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent, and a sale would only be effected due to deteriorating investment quality. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. In the event the Bank sells securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2006 the Bank’s securities portfolio consists of both available for sale and held to maturity securities.

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

At September 30, 2006, mortgage-backed securities with an amortized cost of $28.7 million were classified as held to maturity. At September 30, 2006, the Bank’s held to maturity mortgage-backed securities had a weighted average yield of 5.4%.

At September 30, 2006, mortgage-backed securities with an amortized cost of $90.2 million were classified as available for sale. At September 30, 2006, the Bank’s available for sale mortgage-backed securities had a weighted average yield of 3.96%.

At September 30, 2006, the Bank did not have any CMOs, and the Bank’s investment policy does not permit investments in individual issues of CMOs or Real Estate Mortgage Investment Conduits (“REMICs”).

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2006	2005	2004
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency securities	$110,054	$116,443	$124,790
Mortgage-backed securities	86,801	112,120	144,260
Equity investments in mutual funds	33,014	34,943	34,158

Total Available for Sale	$229,869	$263,506	$303,208

Securities held to maturity:
U.S. government and agency securities	$4,496	$1,995	$2,497
Mortgage-backed securities	28,675	26,470	26,631
FHLB stock	6,972	8,060	6,105

Total Held to Maturity	$40,143	$36,525	$35,233
Total	$270,012	$300,031	$338,441

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 2006.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$12,004	2.95%	$80,221	3.67%	$16,494	3.97%	$3,498	5.62%	$112,217	$110,054	3.70%
Mortgage-backed securities	1	7.5	30,671	3.63	1,904	3.69	57,623	4.14	90,199	86,801	3.96
Equity Investment in mutual funds	34,546	4.66	—		—		—		34,546	33,014	4.66

Total available for sale	$46,551		$110,892		$18,398		$61,121		$236,962	$229,869

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
Securities held to maturity:
U.S. government and agency obligations	$—	—%	$4,000	5.23%	$496	4.00%	$—	—%	$4,496	$4,488	5.09%
Mortgage-backed securities	6	7.50	343	6.05	170	7.48	28,156	5.38	28,675	28,356	5.40
FHLB stock	—		—	—	—		6,972	5.38	6,972	6,972	5.38

Total held to maturity	$6		$4,343		$666		$35,128		$40,143	$39,816
Total	$46,557		$115,235		$19,064		$96,249		$277,105	$269,685

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in the STAR Automated Teller Machine (“ATM”) network at locations throughout the mid-Atlantic and the South and the CIRRUS Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its eighteen offices. The Bank also has remote ATM’s at three area community college’s, Dundalk Community College, Catonsville Community College and Essex Community College. The Bank also has an Internet-based banking system to provide additional customer convenience.

Savings deposits in the Bank at September 30, 2006 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
.64%	None	NOW and Super NOW accounts	$250	$58,631	9.69%
3.69	None	Money Market	250	17,650	2.92

		Total demand deposits		76,281	12.61
		Passbook savings deposits:
.85	None	Regular Passbook	25	71,640	11.84
1.21	None	Money market passbook	10,000	24,250	4.01

		Total passbook savings deposits		$95,890	15.85%

		Certificates of Deposit
3.64	3 months or less	Fixed-term, fixed rate	$1,000	$10,720	1.77%
4.79	6 months	Fixed-term, fixed rate	1,000	36,019	5.96
4.95	12 months	Fixed-term, fixed rate	100	86,391	14.28
4.07	18 months	Fixed-term, fixed rate	100	18,198	3.01
4.28	24 months	Fixed-term, fixed rate	100	40,426	6.68
3.77	30 months	Fixed-term, fixed rate	100	2,762.46
3.76	36 months	Fixed-term, fixed rate	100	7,653	1.27
4.79	48 months	Fixed-term, fixed rate	100	15,781	2.61
4.45	60 months	Fixed-term, fixed rate	100	83,826	13.86
4.55	$100,000 and over	Fixed-term, fixed rate	N/A	130,642	21.60

		Total Certificates of deposit		432,418	71.50
		Accrued interest payable		256.04

		Total deposits		$604,845	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2006	% of Deposit	Increase (Decrease)	Balance at September 30, 2005	% of Deposits	Increase (Decrease)	Balance at September 30, 2004	% of Deposits
	(Dollars in thousands)
NOW	$58,361	9.69%	$(4,866)	$63,497	10.62%	$7,628	$55,869	9.63%
Money market deposit	17,650	2.92	5,470	12,180	2.04	(3,176)	15,356	2.64
Passbook savings deposits	95,890	15.85	(20,803)	116,693	19.53	(686)	117,379	20.22
Certificate of deposit	301,776	49.90	26,442	275,334	46.07	2,065	273,269	47.07
Certificate of deposit $100,000 and over	130,642	21.60	754	129,888	21.73	11,263	118,625	20.41
Purchase accounting premiums, net	—	—	(18)	18	—	(62)	80.02
Accrued interests payable	256.04		197	59.01		15	44.01

Total	$604,845	100.00%	$7,176	$597,669	100.00%	$17,047	$580,622	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW	$41,296.24%		$38,509.32%		$35,878.53%
Money Market deposits	15,930	3.03	13,938.95		15,702.82
Passbook savings deposits	96,929	1.05	118,817.93		115,155.90
Non-interest bearing demand deposits	21,786	—	23,213	—	19,662	—
Certificate of deposit	432,011	3.88	395,372	3.38	384,708	3.17

Total	$607,952	3.02%	$589,849	2.49%	$571,105	2.37%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2006	2005	2004
	(Dollars in Thousands)
0.26 – 2.00%	$226	$19,290	$97,949
2.01 – 4.00	84,540	237,946	186,991
4.01 – 6.00	347,596	138,052	62,612
6.01 – 7.25	56	9,934	44,342

Total	$432,418	$405,222	$391,894

The following table sets forth the amount and maturities of time deposits at September 30, 2006.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
0.26 - 2.00%	$226	$—	—	$—	$226
2.01 - 4.00	59,499	13,141	$7,977	3,923	84,540
4.01 - 6.00	168,576	91,686	34,671	52,663	347,596
6.01 - 7.25	56	—	—	—	56

Total	$228,357	$104,827	$42,648	$56,586	$432,418

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2006. At such date, such deposits represented 21.6% of total deposits and had a weighted average rate of 4.55%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$19,055
Over three through six months	16,736
Over six through 12 months	27,586
Over 12 months	67,265

Total	$130,642

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2006	2005	2004
	(In Thousands)
Deposits	$827,491	$771,529	$579,338
Withdrawals	(838,694)	(769,193)	(564,198)

Net increase before interest credit	(11,203)	2,336	15,140
Interest credited	18,379	14,711	13,553

Net increase in savings deposits	$7,176	$17,047	$28,693

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 80% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2006, the Bank had $118.0 million in outstanding FHLB advances.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2006 was 9.16%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

Payments to be made by the Business Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.65% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after the interest adjustment date following June 30, 2007, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2006 was 8.51%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

In 2006, the Company had a total annual expense of $1.9 million related to its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after October 7, 2008, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2006, the Bank was authorized to invest up to approximately $23.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has one subsidiary service corporation, Ebenezer Road, Inc. (“Ebenezer Road”). Ebenezer Road is an insurance agency that sells primarily vendor’s single interest insurance on automobile loans, as well as annuity products. The fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2006. During the year ended September 2005, Baltimore County Service Corporation was dissolved. It conducted no business for the last three years.

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

Management considers its market area for gathering deposits and making loans to be the Baltimore metropolitan area in Maryland. The Bank estimates that it competes with numerous banks and savings and loan associations for deposits and loans. Based on data provided by the FDIC as of June 30, 2006, the Bank estimates that at September 30, 2006, it had approximately ..67% of deposits held by all banks and savings institutions in the Baltimore Metropolitan Area.

Employees

As of September 30, 2006, the Company had 150 full-time and 23 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the FDIC (“FDIC”) through the Deposit Insurance Fund. As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the Deposit Insurance Fund. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions. Certain of the laws and regulations governing the Bank and Company are described below. However, the description does purport to be a complete discussion of the legal and regulatory requirements to which the Bank and Company are subject and is qualified in its entirety by reference to the actual laws and regulations.

Regulatory Capital Requirements. Under the OTS’s regulatory capital requirements, savings associations must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to at least 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and “total” capital (a combination of “core” and “supplementary” capital) equal to at least 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See “–Prompt Corrective Regulatory Action.”

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction of intangible assets are provided for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2006, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2006, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $780.5 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. As of September 30, 2006, the Bank had no investments for which OTS regulations require a deduction from total capital.

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

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2006 see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2006.

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

At September 30, 2006, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to be approximately $434,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2006 of $ 7.0 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. At September 30, 2006, the Bank had $118.0 million in advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions were required to maintain average daily reserves equal to 3% on transaction accounts from $8.5 million up to $45.8 million, plus 10% on the amount over $45.8 million. These reserve requirements are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2006, the Bank met its reserve requirements.

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

Safety and Soundness Standards. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that these regulatory standards do not materially affect the Bank’s operations.

Lending Limits. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the amount that a savings institution or a national bank may lend to any borrower outstanding at one time may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Savings institutions are additionally authorized to make loans to one borrower, for any purpose: (i) in an amount not to exceed $500,000, or (ii) by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (a) the savings institution is and continues to be in compliance with its regulatory capital requirements; (b) the loans comply with applicable loan-to-value requirements; and (c) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

At September 30, 2006, the Bank’s general lending limit was $7.3 million.

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

Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank’s capital and are subject to specified collateral requirements. Affiliates of the Bank include the Company, the MHC, BCSB Bankcorp Capital Trust I, BCSB Bankcorp Capital Trust II and any company which is under common control with the Bank.

The Bank’s authority to extend credit to executive officers, directors, trustees and 10% stockholders, as well as entities under such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors approval procedures to be followed.

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

Holding Company Regulation

General. The Company and MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over the Company and the MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as the MHC, may generally engage, with appropriate regulatory approvals, in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5.0% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors. Federal law also prohibits a savings and loan holding company from acquiring more than 5.0% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions. This limitation would not prohibit an interstate merger of the subsidiary savings institution.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. The Company is the stock holding company subsidiary of the MHC. The Company is permitted to engage in activities that are permitted for the MHC subject to the same restrictions and conditions.

Waivers of Dividends by the MHC. Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings institution; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. We anticipate that the MHC will waive dividends that the Company may pay, if any.

Conversion of the MHC to Stock Form. Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than the MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion. The total number of shares held by stockholders other than the MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”) and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and is funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client must be preapproved by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers was extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and all ownership reports must be electronically filed.

SOX also increased the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. Audit committees of publicly traded companies must have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. Under current SEC rules, the Company will be required to provide the internal control report and management assessment beginning with the fiscal year ending September 30, 2007. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal control over financial reporting. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

USA Patriot Act. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Earnings appropriated to an institution’s bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 5.25%. While these short-term market interest rates (which are used as a guide to price the Bank’s deposits) have increased, longer-term market interest rates (which are used as a guide to price the Bank’s longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on the Bank’s interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on the Bank’s deposits and borrowings continue to reprice upwards faster than the rates on the Bank’s long-term loans and investments, the Bank would experience further compression of its interest rate spread and net interest margin, which would have a negative effect on the Bank’s profitability.

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

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its primary federal regulator, and by the FDIC, as insurer of our deposits. The MHC, the Company and the Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

The Company’s financial condition and results of operations are dependant on the economy in the Bank’s market area.

The Bank’s market area consists of the Baltimore metropolitan area. As of June 30, 2006, management estimates that more than 95% of deposits and 95% of loans came from its market area. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area. Adverse economic conditions in the Bank’s market area could reduce the Company’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect the Company’s financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect profitability. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The Company in the future may not have sufficient cash at the holding company to meet its trust preferred securities obligations.

As of September 30, 2006, the Company had $23.2 million in outstanding trust preferred securities obligations. $ 12.9 million of these securities carried an adjustable interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 365 basis points, and the remaining $ 10.3 million of these securities carried an adjustable interest rate equal to the LIBOR rate plus a margin of 300 basis points, which amounted to 9.17% and 8.51%, respectively, at September 30, 2006. Pursuant to these instruments, the Company makes quarterly payments of principal and interest, which payments totaled $525,000 during the quarter ended September 30, 2006. In 2006, the Company had a total annual expense of $1.9 million related to its trust preferred securities.

At September 30, 2006, the Company had cash and other liquid assets totaling $5.2 million at the holding company level. However, in light of losses incurred at the Bank level during the year ended September 30, 2006, under the Company’s tax allocation agreement with the Bank, the Company will be required to return to the Bank approximately $1.6 million in excess contributions the Bank made to the Company to pay its share of the Company’s consolidated federal income tax obligations. Assuming that (i) this amount is returned to the Bank, (ii) interests rates remain stable and (iii) there are no other changes in the Company’s ongoing holding company level expenses, management estimates that, absent cash dividends from the Bank, the Company would deplete its liquid assets by March 2009. The Company would deplete its liquid assets even sooner should LIBOR increase, thereby increasing the interest rate on the Company’s trust preferred securities obligations. In order to conserve liquid assets at the holding company level, at its November 29, 2006 meeting, the Board of Directors voted to suspend the Company’s cash dividend payments to its stockholders and agreed with the OTS not to make further dividend payments without prior OTS approval. Nevertheless, if the Bank is unable to generate earnings to support future dividend payments to the Company, or if the Bank is otherwise limited in its ability to pay dividends to the Company, in amounts sufficient to meet the Company’s debt service obligations, and the Company is unable to raise capital, the Company could at some point in the future default on its trust preferred securities obligations. In such event, the holders of the trust preferred securities could require immediate redemption of such securities, which could cause the Company to suffer a significant decline in capital.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2006.

	Year Opened	Owned or Leased	Expiration Date (If Leased) (1)	Book Value at September 30, 2006	Approximate Square Footage	Deposits at September 30, 2006
						(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased (2)	November 2018	$181,071	8,000	$138,757

Branch Offices:
Bel Air	1975	Leased	June 2008		2,000	50,897
Dundalk (3)	1976	Leased	June 2011		1,700	48,180
Timonium	1978	Leased	July 2013		1,250	65,583
Catonsville	2003	Leased	April 2011		3,550	50,581
Abingdon	1999	Leased (2)	October 2008	411,300	1,800	15,922
Forest Hill	1999	Leased (2)	July 2019	357,545	1,800	28,749
Essex	1999	Leased	November 2007		3,200	17,450
Hickory	2000	Leased (2)	January 2020	411,917	1,800	12,278
White Marsh	2000	Leased (2)	January 2015	497,619	1,800	32,710
Carney	2001	Leased	July 2011		2,100	27,461
Lutherville (4)	2002	Owned		636,310	7,440	30,679
Golden Ring (4)	2002	Leased	May 2011			30,129
Hamilton (4)	2002	Owned		159,598	1,500	10,473
Ellicott City (4)	2002	Leased	August 2020			28,274
Honeygo	2005	Leased (2)	December 2025	704,857	1,800	8,702
Sparks	2005	Leased (2)	December 2025	661,604	1,800	4,112
Owings Mills	2005	Leased (2)	September 2026	806,855	1,800	3,638

Administrative Office:
4111 E. Joppa Road	1994	Owned		1,150,321	18,000
4117 E. Joppa Road	2003	Owned		180,164	2,616

(1)	All leases have at least one five-year option, except for Catonsville, Dundalk, Ellicott City and Timonium locations.

(2)	Building is owned, but the land is leased.

(3)	The Bank also is leasing a kiosk and drive-in ATM facility at this location.

(4)	Branch acquired in WHG Bancshares acquisition.

The book value of the Bank’s investment in premises and equipment totaled $11.2 million at September 30, 2006. See Note 5 of Notes to Financial Statements.

Item 3.	Legal Proceedings.

From time to time, the MHC, the Company and/or the Bank is a party to various legal proceedings incident to its business. Except as set forth below, at September 30, 2006, there were no legal proceedings to which the MHC, the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the MHC, the Company or the Bank. There are no pending regulatory proceedings to which the MHC, the Company, the Bank and their subsidiaries is a party or to which any of their properties is subject which are currently expected to result in a material loss, however the Bank is under a supervisory agreement with the OTS. For discussion of the supervisory agreement see the Company’s annual report to stockholders filed as Exhibit 13 hereto.

The Bank has submitted a proof of claim and filed related claims in the pending Chapter 11 bankruptcy case of a former commercial deposit customer, Colleen, Inc., in the amount of $10,673,299.56, arising out of a check kiting scheme that was perpetrated against the Bank by the customer, and its principal owners, Alec C. Satisky and Brian I. Satisky. (In re Colleen, Inc., United States Bankruptcy Court for the District of Maryland, Baltimore Division, Case No.: 06-13748 NVA). The Bank has filed similar claims in the estate of Alec C. Satisky, pending before the Register of Wills of Baltimore County, Maryland (Estate No.: 140026), and in a civil action filed against Brian I. Satisky in the Circuit Court of Baltimore County, Maryland (Case No.: 03-C-06-6942). The civil action against Brian I. Satisky has been stayed by the filing of an involuntary Chapter 7 bankruptcy case against Brian I. Satisky (In re Brian I. Satisky, Case No.: 06-15796-MVA). The Bank continues to aggressively pursue collection of the check kiting loss from the customer as well as the above-referenced estate and individual, and to investigate and pursue possible recovery from insurance.

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

The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2006 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006
Beginning date: July 1	—	—	—	—
Ending date: July 31

August 2006
Beginning date: August 1	184	$11.50	—	—
Ending date: August 31

September 2006
Beginning date: September 1	—	—	—	—
Ending date: September 30

(1)	Shares were repurchased by the Company upon the vesting of restricted stock awards to satisfy income tax withholding obligations.

Item 6.	Selected Financial Data

The information contained under the section captioned “Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information contained under the section captioned “Market Risk” in the Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Registered Public Accounting Firms and Selected Consolidated Financial Data in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The report of Beard Miller Company with respect to the consolidated statements of financial condition of the Company and its subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2004 follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bankcorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of BCSB Bankcorp, Inc. and Subsidiaries for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BCSB Bankcorp, Inc. and Subsidiaries for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Baltimore, Maryland

November 30, 2004

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s then acting principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The information contained under the sections captioned “Proposal I—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is incorporated herein by reference in Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information contained under the sections captioned “Proposal I—Election of Directors—Executive Compensation,” “—Director Compensation,” “—Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “—Comparative Stock Performance Graph” in the Proxy Statement is incorporated herein by reference.

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

(d)	Equity Compensation Plans.

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2006.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	113,500	$10.30	108,870
Equity compensation plans not approved by security holders	—	—	—
Total	113,500	$10.30	108,870

Item 13.	Certain Relationships and Related Transactions

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of BCSB Bankcorp, Inc. (1)

3.2	Bylaws of BCSB Bankcorp, Inc. (1)

4.1	Form of Common Stock Certificate of BCSB Bankcorp, Inc. (2)

4.2	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (3)

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.2) (3)

4.4	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (3)

4.5	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.4) (3)

10.1	BCSB Bankcorp, Inc. 1999 Stock Option Plan † (4)

10.2	BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement † (4)

10.3	Amended and Restated Form of Change-in-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran † (1)

10.4	Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended † (5)

10.5	Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan † (1)

10.6	Form of Change-of-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein † (5)

10.7	Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan † (5)

10.8	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo dated June 30, 2002 (3)

10.9	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (3)

10.10	Agreement and General Release among BCSB Bankcorp, Inc. Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch † (6)

10.11	Employment Agreement by and between Baltimore County Savings Bank and Joseph J. Bouffard †

13	2006 Annual Report to Stockholders

14	Code of Ethics (3)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

23.2	Consent of Beard Miller Company, LLP

31.1	Rule 13a-14(a) Certification of President

31.2	Rule 13a-14(a) Certification of Vice President and Treasurer

32	Section 1350 Certifications

99.1	Supervisory Agreement (7)

†	Management contract or compensatory agreement or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-44831).

(2)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A.

(3)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(4)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

(6)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(7)	Incorporated herein by reference from the Company’s Form 8-K filed on December 14, 2005.

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

BCSB BANKCORP, INC.
December 22, 2006

	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard Joseph J. Bouffard President and Chief Executive Officer (Principal Executive Officer)	December 22, 2006

/s/ Bonnie M. Klein Bonnie M. Klein Vice President and Treasurer (Principal Financial and Accounting Officer)	December 22, 2006

/s/ Henry V. Kahl Henry V. Kahl Chairman of the Board	December 22, 2006

/s/ H. Adrian Cox H. Adrian Cox Vice Chairman of the Board	December 22, 2006

/s/ William J. Kappauf, Jr. William J. Kappauf, Jr. Director	December 22, 2006

/s/ William M. Loughran William M. Loughran Vice President and Director	December 22, 2006

/s/ John J. Panzer, Jr. John J. Panzer, Jr. Director	December 22, 2006

/s/ P. Louis Rohe, Jr. P. Louis Rohe, Jr. Director	December 22, 2006

/s/ Michael J. Klein Michael J. Klein Director	December 22, 2006