Form 10-Q
period 2006-12-31
BCSB BANKCORP INC
filed 2007-02-13
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of December 31, 2006, the issuer had 5,913,743 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2006	September 30, 2006
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$10,132	$8,421
Interest bearing deposits in other banks	1,323	2,854
Federal funds sold	65	462

Cash and Cash Equivalents	11,520	11,737

Interest bearing time deposits	100	100
Investment securities, available for sale	137,499	143,068
Investment securities, held to maturity	1,496	4,496
Loans receivable, net	460,379	463,776
Mortgage backed securities, available for sale	82,933	86,801
Mortgage backed securities, held to maturity	27,620	28,675
Foreclosed Real Estate	94	94
Premises and equipment, net	10,988	11,225
Federal Home Loan Bank of Atlanta stock, at cost	6,274	6,972
Bank Owned Life Insurance	13,378	13,218
Goodwill and other intangible assets	2,521	2,536
Accrued interest and other assets	13,049	13,159

Total assets	$767,851	$785,857

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$23,977	$23,406
Interest-bearing	577,351	581,439

Total Deposits	601,328	604,845
Federal Home Loan Bank of Atlanta advances short-term	15,700	40,000
Federal Home Loan Bank of Atlanta long-term	88,430	78,473
Junior Subordinated Debentures	23,197	23,197
Other liabilities	5,545	5,921

Total liabilities	734,200	752,436

Commitments and contingencies

Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,913,743 shares issued and outstanding At December 31, 2006 and September 30, 2006)	59	59
Additional paid-in capital	21,425	21,390
Obligation under Rabbi Trust	1,257	1,246
Retained earnings	16,278	16,511
Accumulated other comprehensive loss (net of taxes)	(3,983)	(4,354)
Employee Stock Ownership Plan	(182)	(227)
Stock held by Rabbi Trust	(1,203)	(1,204)

Total stockholders’ equity	33,651	33,421

Total liabilities and stockholders’ equity	$767,851	$785,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$7,327	$6,745
Interest on mortgage backed securities	1,174	1,316
Interest and dividends on investment securities	1,569	1,521
Other interest income	160	14

Total interest income	10,230	9,596

Interest Expense
Interest on deposits	5,332	4,152
Interest on FHLB borrowings – short term	237	899
Interest on FHLB borrowings – long term	1,054	473
Other interest expense - debentures	516	446

Total interest expense	7,139	5,970

Net interest income	3,091	3,626
(Reversal) Provision for losses on loans	0	(109)

Net interest income after (reversal) provision for losses on loans	3,091	3,735

Other Income
Loss on Repossessed Assets	(55)	(143)
Mortgage Banking Operations	(1)	21
Fees on transaction accounts	137	161
Income from Bank Owned Life Insurance	147	117
Miscellaneous income	99	109

Other income, net	327	265

Non-Interest Expenses
Salaries and related expense	1,933	2,134
Occupancy expense	540	552
Data processing expense	337	650
Property and equipment expense	288	314
Professional Fees	211	89
Advertising	124	167
Telephone, postage and office supplies	89	139
Other expenses	307	230

Total non-interest expenses	3,829	4,275

Loss before tax benefit	(411)	(275)
Income tax benefit	(178)	(156)

Net Loss	$(233)	$(119)

Net (Loss) Per Share of Common Stock

Basic and diluted loss per share of common stock	$(.04)	$(.02)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,
	2006	2005
	( in thousands)
Net Loss	$(233)	$(119)
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) on
Available-for-sale portfolios, net of tax $233 and $(628)	371	(1,001)
Reclassification adjustment for (gains) losses
Included in net income, net of tax	—	—

Comprehensive Income (Loss)	$138	$(1,120)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
Operating Activities
Net loss	$(233)	$(119)
Adjustments to Reconcile Net loss to
Net Cash Provided by Operating Activities
Amortization of deferred loan fees and cost, net	(33)	(50)
Reversal for losses on loans	—	(109)
Non-cash compensation under Stock-based Benefit Plan	81	68
Amortization of purchase premiums and discounts, net	64	97
Provision for depreciation	263	236
Loss on sale of repossessed assets	55	143
Increase in cash surrender value of bank owned life insurance	(147)	(117)
Increase in accrued interest and other assets	(123)	(438)
(Decrease) Increase in other liabilities	(327)	2,264
Increase in obligation under Rabbi-Trust	11	8

Net cash (used) provided by operating activities	(389)	1,983

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(13)	(19)
Purchase of investment securities – available for sale	(423)	(409)
Proceeds from maturities of investment securities – available for sale	6,200	—
Proceeds from maturities of investment securities – held to maturity	3,000	500
Net decrease (increase) in loans	3,295	(2,422)
Principal collected on mortgage backed securities	5,273	9,262
Proceeds from sales of repossessed assets	35	121
Investment in premises and equipment	(25)	(1,011)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	697	466

Net cash provided by investing activities	18,039	6,488

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(3,623)	$8,899
Net increase (decrease) in advances by borrowers for taxes and insurance	56	(559)
Proceeds from Federal Home Loan Bank of Atlanta advances	26,500	57,300
Repayment of Federal Home Loan Bank of Atlanta advances	(40,800)	(66,650)
Acquisition of Stock for Rabbi Trust	—	(16)
Dividends paid on common stock	—	(265)

Net cash used by financing activities	(17,867)	(1,291)

(Decrease) increase in cash and cash equivalents	(217)	7,180
Cash and cash equivalents at beginning of period	11,737	23,529

Cash and cash equivalents at end of period	$11,520	$30,709

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$7,043	$5,703

Income taxes	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note	1 - Principles of Consolidation

BCSB Bankcorp, Inc. (the “Company”) owns 100% of the voting stock of Baltimore County Savings Bank, F.S.B. (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets, and intangible assets.

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

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income/loss (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2006 and 2005 is as follows:

For the Three Months Ended December 31, 2006

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
(Loss) available to shareholders	$(233)	$5,873	$(.04)

Diluted EPS
Effect of dilutive shares	—	—	—

(Loss) available to shareholders plus assumed conversions	$(233)	$5,873	$(.04)

For the Three Months Ended December 31, 2005
Basic EPS
(Loss) available to shareholders	$(119)	$5,847	$(.02)

Diluted EPS
Effect of dilutive shares	—	—	—

(Loss) available to shareholders plus assumed conversions	$(119)	$5,847	$(.02)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$47,468	6.22%	$11,449	1.50%	$	N/A	N/A	%
Tier I capital (2)	47,468	10.79	N/A	N/A		26,404	6.00
Core (1)	47,468	6.22	30,530	4.00		38,163	5.00
Risk-weighted (2)	49,769	11.31	35,206	8.00		44,007	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 - Stock Option Plans

As of December 31, 2006 and 2005 the Company had four stock-based employee compensation plans, which are more fully described in the 2006 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. This resulted in $2,500 and $8,000 of compensation expense to be recorded during the quarters ended December 31, 2006 and 2005 respectively.

At December 31, 2006 there were 36,250 shares under option with an exercise price of $8.00 and a weighted average contractual life of 2.8 years, 77,250 shares with an exercise price of $11.375 and a weighted average remaining life of 5.8 years and 20,000 shares with an exercise price of $14.97 and a contractual life of 10 years that vest ratably over five years. The total exercisable shares of 113,500 have a weighted average remaining life of 5.4 years, and an aggregate intrinsic value of $533,000.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	113,500	$10.30
Options exercised
Granted	20,000	14.97
Outstanding at December 31, 2006	133,500	$11.00

Exercisable at December 31, 2006	113,500	$10.30

The weighted average fair values of our option grants for the three months ended December 31, 2006 and 2005 were $148,000 and $0 respectively, on the dates of grants. No options were granted during fiscal year 2006 or 2005. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended December 31, 2006 and 2005:

	2006
Dividend Yield	$0	$
Expected volatility	29.95
Risk-free interest rate	4.65
Expected lives	10.0 years

Note 7 - Recent Accounting Pronouncements

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 30, 2006. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact, if any, that the adoption may have on its financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods as defined in SFAS No. 106, “ Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The EITF reached a consensus that Bank Owned Life Insurance policies purchased for this purpose do not effectively settle the entity’s obligation to the employee in this regard and thus the entity must record compensation cost and a related liability. Entities should recognize the effects of applying this Issue through either, (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. Management is currently evaluating the impact of adopting this Issue on the Company’s financial statements. This Issue is effective for fiscal years beginning after December 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and if either method results in the determination of a material error, then the company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not expect the adoption of this Bulletin to have a material impact on the Company’s consolidated financial statements.

Note 8 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $746,000 of standby letters of credit as of December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 for guarantees under standby letters of credit issued is not considered to be material.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At December 31, 2006, the Company had total consolidated assets of $767.8 million, total deposits of $601.3 million and stockholders’ equity of $33.6 million.

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

The Company believes that the Bank has already adopted and implemented all of the various plans, policies and procedures required by the Supervisory Agreement. However, a failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. While the Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company, the amount of such expense is not anticipated to have a material financial impact on the Company.

The foregoing information does not purport to be a complete summary of the Supervisory Agreement and is qualified in its entirety by reference to the Supervisory Agreement filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on December 14, 2005

Critical Accounting Policies

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

Comparison of Financial Condition at December 31, 2006 and September 30, 2006

During the three months ended December 31, 2006, the Company’s assets decreased by $18.0 million, or 2.3% from $785.8 million at September 30, 2006 to $767.8 million at December 31, 2006. The Company’s interest bearing deposits in other banks decreased $1.5 million, or 53.6% from $2.8 million at September 30, 2006 to $1.3 million at December 31, 2006. The Company’s investment portfolio available for sale decreased $5.6 million or 3.9%, from $143.1 million at September 30, 2006 to $137.5 million at December 31, 2006 due to various investment maturities not being replaced in an effort to restructure the balance sheet. The Company’s investment portfolio held to maturity decreased $3.0 million from $4.5 million at September 30, 2006 to $1.5 million at December 31, 2006 as various investments matured and the funds have not been reinvested in securities as the Bank restructures the balance sheet. Net loans receivable, decreased $3.4 million, or .73%, from $463.8 million at September 30, 2006 to $460.4 million at December 31, 2006. The Bank’s lending strategy has shifted such that commercial real estate lending and commercial business lending and short term home equity lending has become a key focus. The Bank has ceased its indirect auto lending program. The indirect loan portfolio which was $42.3 million at September 30, 2006 is expected to decline over time as the loans are paid down. The Company’s mortgage-backed securities available for sale decreased by $3.9 million, or 4.5%, from $86.8 million at September 30, 2006 to $82.9 million at December 31, 2006. The Company’s mortgage-backed securities held to maturity decreased $1.1 million or 3.7% from $28.7 million at September 30, 2006 to $27.6 million at December 31, 2006. Premises and equipment decreased $237,000, or 2.1% from $11.2 million at September 30, 2006 to $11.0 million at December 31, 2006. The cash surrender value on the Bank Owned Life Insurance increased $160,000, or 1.2% from $13.2 million at September 30, 2006 to $13.4 million at December 31, 2006. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to reduce borrowings. Any increase in deposits may be offset by decreases in levels of borrowings. New loans may be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then securities may be purchased or borrowings further reduced.

Deposits decreased by $3.5 million, or .58%, from $604.8 million at September 30, 2006 to $601.3 million at December 31, 2006. This decrease was primarily due to increased competition. The Company uses both short-term and long-term borrowings to fund growth of interest earnings assets in excess of deposit growth. Short-term advances from the Federal Home Loan Bank of Atlanta decreased by $24.3 million, or 60.7% from $40.0 million at September 30, 2006 to $15.7 million at December 31, 2006. Long-term advances from the Federal Home Loan Bank of Atlanta increased by $10.0 million, or 12.7% from $78.4 million at September 30, 2006 to $88.4 million at December 31, 2006. Long term advances increased as the Bank took advantage of special financing offered by the FHLB on a 10 year advance. As borrowings mature new funds will be purchased with short term maturities in anticipation of funds availability from increased core deposits and loan payments received that will be used to pay off these borrowings.

Stockholders’ equity increased by $230,000, or .69% from $33.4 million at September 30, 2006 to $33.6 million at December 31, 2006, which was primarily attributable to the decrease in accumulated other comprehensive loss of $371,000 from, a negative $4.3 million at September 30, 2006 to a negative $4.0 million at December 31, 2006. These unrealized losses are considered temporary as they reflect market values on December 31, 2006 and are subject to change daily as interest rates fluctuate. This decrease is due to the effect rising interest rates have on the available for sale securities recorded at fair market value. This decline in value has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

Net Income. Net income decreased from a loss of $(119,000) for the three months ended December 31, 2005 to a net loss of $(233,000) for the three months ended December 31, 2006. The decrease was primarily due to a decrease in net interest income of $535,000, or 14.7% from $3.6 million for the three months ended December 31, 2005 to $3.1 million for the three months ended December 31, 2006. A decrease in non-interest expenses of $446,000 partially offset the decrease in net interest income.

Net Interest Income. Net interest income decreased by $535,000 or 14.7% from $3.6 million for the three months ended December 31, 2005 compared to $3.1 million for the three months ended December 31, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities offset partially by decrease in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 27 basis points from 1.98% for the three months ended December 31, 2005 to 1.71% for the three months ended December 31, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 98.39% for the three months ended December 31, 2005 to 99.47% for the three months ended December 31, 2006. The Company’s interest rate spread has decreased due to the rising rates paid on borrowed funds and deposits not being completely offset by rising rates for new loans. Improvements in interest spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds. If short term rates fall, the interest rate spread should also increase as $24.0 million borrowed funds tied to LIBOR re-price at lower rates.

Interest Income. Interest income increased by $634,000, or 6.6% from $9.6 million for the three months ended December 31, 2005 to $10.2 million for the three months ended December 31, 2006. Interest and fees on loans increased by $582,000, or 8.6%, from $6.7 million for the three months ended December 31, 2005 to $7.3 million for the three months ended December 31, 2006. This was primarily due to an increase in the average balance of loans receivable of $4.5 million from $457.3 million at December 31, 2005 to $461.8 at December 31, 2006, and an increase in the average yield earned on loans receivable of 45 basis points from 5.90% at December 31, 2005 to 6.35% at December 31, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $142,000 or 10.8% from $1.3 million for the three months ended December 31, 2005 to $1.2 million for the three months ended December 31, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $133.8 million at December 31, 2005 to $113.4 million at December 31, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.93% at December 31, 2005 to 4.14% at December 31, 2006. Interest and dividends on investment securities increased by $48,000, or 3.2% from $1.5 million for the three months ended December 31, 2005 to $1.6 million for the three months ended December 31, 2006. This was primarily due to an increase in the average yield on investments of 46 basis points from 3.79% for the three months ended December 31, 2005 to 4.25% for the three months ended December 31, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $12.6 million, from $160.4 million for the three months ended December 31, 2005 to $147.8 million for the three months ended December 31, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $5.9 million for the three months ended December 31, 2005 to $7.1 million for the three months ended December 31, 2006, an increase of $1.2 million or 19.6%. Interest on deposits increased $1.2 million from $4.1 million at December 31, 2005 to $5.3 million at December 31, 2006 due to an increase in the average cost of deposits of 76 basis points from 2.76% for the three months ended December 31, 2005 to 3.52% for the three months ended December 31, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $4.7 million, or .78% from $601.3 million at December 31, 2005 to $606.0 million at December 31, 2006. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings decreased by $662,000 or 73.6% for the three months ended December 31, 2006. Interest on long-term borrowings increased by $581,000 or 122.8% for the three months ended December 31, 2006. The overall decrease in borrowings was primarily due to a decrease of $32.5 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended December 31, 2006. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $70,000 from $446,000 for the three months ended December 31, 2005 to $516,000 for the three months ended December 31, 2006. This increase was due to the increase in the average rate paid on the Junior Subordinated Debentures from 7.67% during 2005 to 8.90% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2006 and 2005. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$461,827	$7,327	6.35%	$457,286	$6,745	5.90%
Mortgage-backed securities	113,399	1,174	4.14	133,827	1,316	3.93
Dividends and investment securities	147,778	1,569	4.25	160,361	1,521	3.79
Other Investments	10,141	160	6.31	1,317	14	4.25

Total Interest-earning assets	733,145	10,230	5.58	752,791	9,596	5.10
Bank Owned Life Insurance	13,273			12,713
Noninterest-earning assets	26,629			45,667

Total assets	$773,047			$811,171

Interest-bearing liabilities:
Deposits	$606,016	$5,332	3.52%	$601,327	$4,152	2.76%
FHLB Advances short-term	21,233	237	4.46	100,943	899	3.56
FHLB Advances long-term	85,111	1,054	4.95	37,951	473	4.99
Junior Subordinated Debentures	23,197	516	8.90	23,197	445	7.67
Other liabilities	1,505	0.00		1,668	1.24

Total interest-bearing liabilities	737,062	7,139	3.87	765,086	5,970	3.12

Noninterest-bearing liabilities	2,255			5,359

Total liabilities	739,317			770,445
Stockholders’ Equity	33,730			40,726

Total liabilities and stockholders’ equity	$773,047			$811,171

Net interest income		$3,091			$3,626

Interest rate spread			1.71%			1.98%

Net interest margin			1.69%			1.93%

Ratio average interest earning assets/interest bearing liabilities			99.47%			98.39%

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

	For Three Months Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$97	$480	$5	$582
Mortgage-backed securities	(210)	80	(12)	(142)
Investment securities and FHLB Stock	(117)	179	(14)	48
Other interest-earning assets	93	7	46	146

Total interest-earning assets	(137)	746	25	634

Interest expense:
Deposits	32	1,139	9	1,180
FHLB advances short term	(709)	230	(183)	(662)
FHLB advances long term	588	(2)	(5)	581
Trust Preferred Securities	0	71	0	71
Other liabilities	0	(1)	0	(1)

Total interest-bearing liabilities	(89)	1,437	(179)	1,169

Change in net interest income	$(48)	$(691)	$204	$(535)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provision for losses on loans during the quarter ended December 31, 2006 as compared to the reversal of a previously recorded provision for losses on loans by $109,000 for the three months ended December 31, 2005. During the quarter ended December 31, 2005, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the quarter ended December 31, 2005 in the amount of $11,000. As a result, the recovery net of the current provision resulted in a negative provision in the amount of $109,000. Loan chargeoffs for the three months ended December 31, 2006 were $53,000 as compared to $33,000 for the three months ended December 31, 2005, an increase of $20,000. Loan recoveries were $84,000 for the three months ended December 31, 2006 compared to $19,000 for the three months ended December 31, 2005. Non performing loans at December 31, 2006 were $2.6 million as compared to $640,000 at December 31, 2005. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. The collateral on this loan is sufficient to render the Bank whole. The total allowance for loan losses is $2.7 million at December 31, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $62,000, or 23.4% from $265,000 for the three months ended December 31, 2005 to $327,000 for the three months ended December 31, 2006. The increase in other income for the three months ended December 31, 2006 was partially attributable to a decrease in losses on repossessed assets of $88,000 from a loss of $143,000 for the three months ended December 31, 2005 to a loss of $55,000 for the three months ended December 31, 2006. This was partially offset by a decrease in fees on transaction accounts of $24,000 from $161,000 for the three months ended December 31, 2005 to $137,000 for the three months ended December 31, 2006, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $30,000 for the three months ended December 31, 2006 from $117,000 for the three months ended December 31, 2005, to $147,000 for the three months ended December 31, 2006. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $446,000, or 10.4%, from $4.3 million for the three months ended December 31, 2005 to $3.8 million for the three months ended December 31, 2006. The decrease in non-interest expenses was primarily due to the decrease in data processing fees of $313,000, from $650,000 for the three months ended December 31, 2005 to $337,000 for the three months ended December 31, 2006. This decrease was due to the change of data processors. Salaries and related expenses decreased by $201,000 or 9.4% from $2.1 million for the three months ended December 31, 2005 to $1.9 million for the three months ended December 31, 2006. This decrease was primarily due to a decrease in the work force as the Bank continues with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area. Occupancy expense also decreased by $12,000, from $552,000 for the three months ended December 31, 2005 to $540,000 for the three months ended December 31, 2006. Advertising expense also decreased by $43,000 or 25.7%, from $167,000 for the three months ended December 31, 2005 to $124,000 for the three months ended December 31, 2006. This decrease was due to decreased advertising during the period. These decreases were partially offset by an increase in professional fees of $122,000, or 137.0% from $89,000 for the three months ended December 31, 2005 to $211,000 for the three months ended December 31, 2006. Professional fees increased due to additional legal fees arising from the supervisory agreement and the check- kiting scheme perpetrated against the Bank in June 2006. There was also in increase in other expenses of $77,000 or 33.5% from $230,000 for the three months ended December 31, 2005 to $307,000 for the three months ended December 31, 2006.

Income Taxes. The Company’s income tax (benefit) was $(178,000) and $(156,000) for the three months ended December 31, 2006 and 2005, respectively. The Company’s tax benefit increased for the three months ended December 31, 2006 as compared to the same quarter in the prior year as the Company earned certain income that is exempt from state taxes and $147,000 non-taxable income from the Bank Owned Life Insurance during the three months ended December 31, 2006.

Commitments, Contingencies and Off-balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2006	December 31, 2005
	(In thousands)
Commitments to originate new loans	$4,432	$12,156
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	30,162	26,935
Commercial letters of credit	746	701

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

Asset Quality

At December 31, 2006, the Company had approximately $2.7 million in non-performing assets (nonaccrual loans, repossessed assets and foreclosed real estate) representing .35% of total assets. At December 31, 2005, non-performing assets were $748 000, or .09% of total assets. The Bank’s net recoveries for the three months ended December 31, 2006 were $31,000. The Bank’s allowance for loan losses was $2.7 million at December 31, 2006 and $2.7 million at September 30, 2006.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2006	At September 30, 2006
	(in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$217	$69
Multi-family residential	—	—
Commercial Real Estate	2,381	2,381
Construction	—	—
Commercial Loans	—	—
Land	—	—
Consumer Loans	32	42

Total Nonaccrual loans	2,630	2,492
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	2,630	2,492
Other non-performing assets	72	130

Total nonperforming assets	$2,702	$2,622

Nonperforming loans to loans receivable, net	.57%	.54%
Nonperforming assets as a percentage of loans and foreclosed real estate	.59%	.57%
Nonperforming assets to total assets	.35%	.34%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$2,679	$2,746

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(53)	(33)

Total charge-offs	(53)	(33)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	84	19

Total recoveries	84	19
Net loans recovered (charged-off)	31	(14)
(Reversal ) provision for loan losses	—	(109)

Balance at end of period	$2,710	$2,623

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	.01%	(.01)%

Regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 2006, the Company had $2.9 million in classified assets, consisting of $2.7 million in substandard and $0 loss loans, $94,000 in foreclosed real estate and $72,000 in other repossessed assets. At September 30, 2006, the Company had $2.6 million in substandard and loss loans, consisting of $2.5 million in loans, $94,000 in foreclosed real estate and $36,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2006, the Company has identified approximately $2.5 million in assets classified as special mention.

Liquidity and Capital Resources

At December 31, 2006, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2006 and 2005, the Company had $21.8 million and $36.2 million, respectively, of loan originations. During the three months ended December 31, 2006 and 2005, the Company purchased investment securities in the amounts of $423,000 and $409,000, respectively. No mortgage-backed securities were purchased in the respective periods. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in the amount of $152.2 million as of December 31, 2006. In addition, securities in an available for sale portfolio provide liquidity and the Company has immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of December was approximately 38.1%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower interest income.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2006, cash, interest-bearing deposits in other banks and federal funds sold were $10.1 million, $1.3 million and $65,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2006 totaled $241.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank plans on paying competitive rates to retain certificate deposits. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2006, the Company had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $746,000, $30.2 million and $4.4 million respectively.

In June, 2003, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and resets quarterly, the rate was 9.16% and 7.25% at September 30, 2006 and 2005, respectively.

The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by the Company on or after September 30, 2007 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

In September, 2004, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and resets quarterly, the rate was 8.51% and 6.60% at September 30, 2006 and 2005 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the Preferred securities. The Preferred securities are redeemable by the Company on or after October 7, 2008 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

Pursuant to these Trust Preferred securities, the Company makes quarterly payments of principal and interest, which totaled $525,000 during the quarter ended September 30, 2006.

At December 31, 2006, the Company had cash and other liquid assets totaling $4.5 million at the holding company level. However, in light of losses incurred at the Bank level during the year ended September 30, 2006, under the Company’s tax allocation agreement with the Bank, the Company will be required to return to the Bank approximately $1.6 million in excess contributions the Bank made to the Company to pay its share of the Company’s consolidated federal income tax obligations. Assuming that (i) this amount is returned to the Bank, (ii) interests rates remain stable and (iii) there are no other changes in the Company’s ongoing holding company level expenses, management estimates that, absent cash dividends from the Bank, the Company would deplete its liquid assets by March 2009. The Company would deplete its liquid assets even sooner should LIBOR increase, thereby increasing the interest rate on the Company’s trust preferred securities obligations. In order to conserve liquid assets at the holding company level, at its November 29, 2006 meeting, the Board of Directors voted to suspend the Company’s cash dividend payments to its stockholders and agreed with the OTS not to make further dividend payments without prior OTS approval. Nevertheless, if the Bank is unable to generate earnings to support future dividend payments to the Company, or if the Bank is otherwise limited in its ability to pay dividends to the Company, in amounts sufficient to meet the Company’s debt service obligations, and the Company is unable to raise capital, the Company could at some point in the future default on its trust preferred securities obligations. In such event, the holders of the trust preferred securities could require immediate redemption of such securities, which could cause the Company to suffer a significant decline in capital.

Quarterly dividends were declared on November 23, 2005, February 22, May 24, and September 6, 2006 of 12.5¢ each. In keeping with Federal regulations, Baltimore County Savings Bank, M.H.C. (the “MHC”) applied for, and elected to waive receipt of, dividends from the Company as to its shares, which amounted to 3,754,960 shares as of December 1, 2006, or 63.5%, of all outstanding shares of the Company’s common stock. In December 2006 the Company announced that it has determined to suspend its dividend program and has agreed with its primary regulator, the Office of Thrift Supervision, that it will not issue a dividend to its stockholders going forward without the regulator’s consent as the Company seeks to implement its business plan to improve earnings, capital position and liquidity.

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

The Company monitors whether material changes in market risk have occurred since September 30, 2006. The Company does not believe that any material changes in market risk exposures occurred since September 30, 2006.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the check kiting loss that was discovered during the quarter ended June 30, 2006, management has implemented additional controls and review procedures to detect check kiting that it believes will reduce the risk of future check kiting losses. These additional controls consist of daily review of all deposit accounts with more than a minimal negative daily available balance and placing limits on customer overdrafts.

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

BCSB BANKCORP, INC.

Date: February 13, 2007	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: February 13, 2007	/s/ Bonnie M. Klein
Bonnie M. Klein
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)