Form 10-Q
period 2007-03-31
BCSB BANKCORP INC
filed 2007-05-11
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of March 31, 2007, the issuer had 5,915,243 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	September 30, 2006
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$9,274	$8,421
Interest-bearing deposits in other banks	65,890	2,854
Federal funds sold	48,705	462

Cash and Cash Equivalents	123,869	11,737
Interest bearing time deposits	100	100
Investment securities, available for sale	6,443	143,068
Investment securities, held to maturity	—	4,496
Loans receivable, net	407,720	463,776
Loans held for sale	47,695	—
Mortgage-backed securities, available for sale	57,548	86,801
Mortgage-backed securities, held to maturity	—	28,675
Foreclosed real estate	101	94
Premises and equipment, net	10,754	11,225
Federal Home Loan Bank of Atlanta stock, at cost	3,620	6,972
Bank owned life insurance	13,531	13,218
Goodwill and other intangible assets	2,506	2,536
Accounts receivable- trade date securities	41,981	—
Accrued interest and other assets	10,558	13,159

Total assets	$726,426	$785,857

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$26,476	$23,406
Interest-bearing	565,223	581,439

Total Deposits	591,699	604,845
Short Term Advances from the Federal Home Loan Bank of Atlanta	20,000	40,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	30,000	78,473
Junior Subordinated Debentures	23,197	23,197
Accounts payable- trade date securities	20,846	—
Other liabilities	6,249	5,921

Total liabilities	691,991	752,436

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,915,243 shares issued and outstanding at March 31, 2007 and 5,913,743 shares issued and outstanding at September 30, 2006)	59	59
Additional paid-in capital	21,474	21,390
Obligation under Rabbi Trust	1,170	1,246
Retained earnings (substantially restricted)	13,297	16,511
Accumulated other comprehensive loss (net of taxes)	(304)	(4,354)
Employee Stock Ownership Plan	(136)	(227)
Stock held by Rabbi Trust	(1,125)	(1,204)

Total stockholders’ equity	34,435	33,421

Total liabilities and stockholders’ equity	$726,426	$785,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$14,590	$13,736	$7,263	$6,991
Interest on mortgage–backed securities	2,336	2,595	1,162	1,279
Interest and dividends on investment securities	3,066	3,079	1,497	1,558
Other interest income	213	67	53	53

Total interest income	20,205	19,477	9,975	9,881
Interest Expense
Interest on deposits	10,450	8,478	5,118	4,326
Interest on borrowings – short term	864	1,509	627	610
Interest on borrowings – long term	1,678	1,215	624	742
Other interest expense – debentures	1,024	903	508	457

Total interest expense	14,016	12,105	6,877	6,135

Net interest income	6,189	7,372	3,098	3,746
(Reversal) Provision for losses on loans	—	(109)	—	—

Net interest income after provision for losses on loans	6,189	7,481	3,098	3,746
Other Income
Loss on repossessed assets	(127)	(266)	(72)	(123)
Valuation allowance on loans held for sale	(1,506)	—	(1,506)	—
Mortgage banking operations	1	27	2	6
Fees on transaction accounts	260	285	123	124
Loss on sale of investments and mortgage-backed securities	(5,891)	—	(5,891)	—
Income from bank owned life insurance	282	236	135	119
Other income	223	242	125	133

Total other income, net	(6,758)	524	(7,084)	259
Non-Interest Expenses
Salaries and related expense	3,947	4,261	2,014	2,127
Occupancy expense	1,121	1,070	581	518
Data processing expense	723	972	386	322
Property and equipment expense	596	619	308	305
Professional fees	323	212	112	123
Advertising	290	273	166	106
(Recovery) on dishonored checks	(3,353)	—	(3,353)	—
Telephone, postage and office supplies	185	264	96	125
Debt retirement expense	17	—	17	—
Other expenses	568	497	261	267

Total non-interest expenses	4,417	8,168	588	3,893

(Loss) Income before tax benefit	(4,986)	(163)	(4,574)	112
Income tax benefit	(1,772)	(158)	(1,593)	(2)

Net income (loss)	$(3,214)	$(5)	$(2,981)	$114

Per Share Data:
Basic and diluted earnings per share	$(.55)	$.00	$(.51)	$.02

Dividends per share	$.00	$.25	$.00	$.125

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended March 31,
	2007	2006
	(in thousands)
Net (Loss) Income	$(3,214)	$(5)
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) on
Available-for-sale portfolios, net of tax $287 and $(1,180)	434	(1,882)
Reclassification adjustment for losses included in net income, net of tax $2,275 and $0	3,616	—

Comprehensive Income (Loss)	$836	$(1,887)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Net (Loss) Income	$(2,981)	$114
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) on
Available-for-sale portfolios, net of tax $53, and $(552)	63	(881)
Reclassification adjustment for losses included in net income, net of tax $2,275 and $0	3,616	—

Comprehensive Income (Loss)	$698	$(767)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2007	2006
	(dollars in thousands)
Operating Activities
Net loss	$(3,214)	$(5)
Adjustments to reconcile net (loss) to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage-backed securities	5,891	—
Valuation allowance on loans held for sale	1,506	—
Amortization of deferred loan fees and cost, net	(73)	(75)
(Reversal) for losses on loans	—	(109)
Non-cash compensation under stock-based benefit plan	158	135
Amortization of purchase premiums and discounts, net	(222)	169
Provision for depreciation	528	501
Loss on sale of repossessed assets	127	266
Increase in cash surrender value of bank owned life insurance	(282)	(236)
Decrease (increase) in accrued interest and other assets	38	(80)
(Decrease) increase in other liabilities	(815)	2,150
Increase in obligation under Rabbi Trust	13	17

Net cash provided by operating activities	3,655	2,733
Cash Flows from Investing Activities
Purchase of bank owned life insurance	(31)	(35)
Purchase of investment securities – available for sale	(802)	(822)
Proceeds from maturities of investment securities – available for sale	12,500	1,000
Proceeds from sale of investment securities – available for sale	126,480	—
Proceeds from maturities of investment securities – held to maturity	3,500	500
Net decrease (increase) in loans	6,596	(7,657)
Purchase of mortgage-backed securities – available for sale	(9,934)	—
Principal collected on mortgage-backed securities	10,349	14,793
Proceeds from sale of mortgage-backed securities- available for sale	36,431	—
Proceeds from sales of repossessed assets	123	258
Investment in premises and equipment	(56)	(1,457)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	3,352	805

Net cash provided by investing activities	188,508	7,385

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(13,150)	$14,269
Net increase in advances by borrowers for taxes and insurance	1,147	557
Proceeds from Federal Home Loan Bank of Atlanta advances	146,550	142,950
Repayment of Federal Home Loan Bank of Atlanta advances	(214,550)	(161,600)
Acquisition of stock for Rabbi Trust	(11)	(25)
Exercised stock options	(17)	—
Dividends paid on common stock	—	(530)

Net cash (used) by financing activities	(80,031)	(4,379)

Increase in cash equivalents	112,132	5,739
Cash and cash equivalents at beginning of period	11,737	23,529

Cash and cash equivalents at end of period	$123,869	$29,268

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$14,411	$11,738

Income taxes	$—	$—

Supplemental Disclosures of Non-cash Investing Activity:

Transfer of held to maturity securities to available for sale	$27,536	$—

Transfer of loans to loans held for sale	$49,201	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bankcorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. It’s operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets and intangible assets.

Note 3 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three months ended March 31, 2007 and 2006 are as follows:

	For the Six Months Ended March 31,
	2007			2006
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$(3,214)	5,876	$(.55)	$(5)	5,849	$.00
Diluted EPS
Effect of dilutive shares	—	—	—	—	—	—

(Loss) Income available to shareholders plus assumed conversions	$(3,214)	5,876	$(.55)	$(5)	5,849	$.00

	For the Three Months March 31,
	2007			2006
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
( Loss) Income available to shareholders	$(2,981)	5,879	$(.51)	$114	5,851	$.02
Diluted EPS
Effect of dilutive shares	—	—	—	—	23	—

Income available to shareholders plus assumed conversions	$(2,981)	5,879	$(.51)	$114	5,874	$.02

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$45,922	6.42%	$10733	1.50%	$	N/A	N/A	%
Tier I capital (2)	45,922	10.14	N/A	N/A		27,164	6.00
Core (1)	45,922	6.42	28,623	4.00		35,799	5.00
Risk-weighted (2)	48,011	10.60	36,219	8.00		45,273	10.00

(1)	To adjust total assets

(2)	To risk-weighted assets

Note 6 - Stock Option Plans

As of March 31, 2007 and 2006 the Company had four stock-based employee compensation plans, which are more fully described in the 2006 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. This resulted in $9,852 and $16,000 of compensation expense to be recorded during the six months ended March 31, 2007 and 2006 respectively. Compensation expense of $7,389 and $8,000 was recorded during the quarters ended March 31, 2007 and 2006 respectively.

At March 31, 2007 there were 36,250 shares under option with an exercise price of $8.00 and a weighted average contractual life of 2.3 years, 75,750 shares with an exercise price of $11.375 and a weighted average remaining life of 5.3 years and 20,000 shares with an exercise price of $14.97 and a contractual life of 10 years that vest ratably over five years. The total exercisable shares of 112,000 have a weighted average remaining life of 5.2 years, and an aggregate intrinsic value of $540,000.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the six months ended March 31, 2007.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	113,500	$10.30
Options exercised	(1,500)	11.38
Granted	20,000	14.97

Outstanding at March 31, 2007	132,000	$10.99
Exercisable at March 31, 2007	112,000	$10.28

The weighted average fair values of our option grants for the six months ended March 31, 2007 and 2006 were $148,000 and $0 respectively, on the dates of grants. No options were granted during fiscal year 2006 or 2005. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended March 31, 2007 and 2006:

2007
Dividend Yield	$0
Expected volatility	29.95
Risk-free interest rate	4.64
Expected lives	10.0 years

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.

Note 8- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $796,000 of standby letters of credit as of March 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not considered to be material.

Note 9- Balance Sheet Restructuring

During the quarter ended March 31, 2007, the Company restructured its balance sheet. The Company sold or committed to sell approximately $169.1 million of mortgage-backed securities, $31.9 million in mutual funds and $47.7 million in fixed rate single family mortgage loans. The Company used a portion of the proceeds from these sales to prepay $68.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. During the quarter, Management transferred $27.5 million of securities that were previously classified as held to maturity to the available for sale classification. Accordingly, the Company has reclassified all remaining securities as available for sale. The Company accounts for security transactions based upon the trade date. Trade date payables and receivables represent transaction amounts that have not been settled as of the balance sheet date.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At March 31, 2007, the Company had total consolidated assets of $726.4 million, total deposits of $591.7 million and stockholders’ equity of $34.4 million.

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

Plan of Conversion and Reorganization

On February 14, 2007, the Company announced that it adopted a Plan of Conversion and Reorganization (the “Plan”), pursuant to which it would convert from the mutual holding structure to the stock holding company structure. Pursuant to the terms of the Plan, the Company’s wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”), formed a new Maryland corporation that will acquire all of the outstanding shares of the Bank’s common stock. Shares of the Company’s common stock, other than those held by the Baltimore County Savings Bank, M.H.C. (the “MHC”), will be converted into shares of the new Maryland corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

As part of the Plan, the new Maryland holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The amount of stock that will be offered will be based on an independent appraisal of the Company as fully converted. The new Maryland corporation expects to retain one-half of the net proceeds of the offering, less the amount needed to fund an employee stock ownership plan, and contribute the remaining net proceeds to the Bank. The new Maryland corporation may contribute a greater percentage of the net proceeds to ensure that at the closing of the conversion the Bank has tangible capital of at least 10,0% of adjusted total assets. The Company anticipates that the additional capital raised in the conversion will assist it to continue to satisfy its debt obligations under the trust preferred securities. Consummation of the Plan is subject to, among other conditions, the approval of the Office of Thrift Supervision, the Company’s stockholders and the MHC’s members.

Supervisory Agreement and Other Commitments

On December 8, 2005, Baltimore County Savings Bank entered into a Supervisory Agreement with the Office of Thrift Supervision. Pursuant to the terms of the Supervisory Agreement, we agreed as follows:

•	To take all necessary and appropriate actions to comply with the Bank Secrecy Act and the Flood Disaster Protection Act and applicable regulations under these acts.

•

Within 60 days, to prepare, adopt and submit for review and approval by the Office of Thrift Supervision a comprehensive three year business plan that considers our existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels. We must implement the business plan as approved by the Office of Thrift Supervision, and any material modifications to the business plan must be submitted to the Office of Thrift Supervision 45 days prior to implementation.

•

To review and revise as necessary our written policy for compliance with the Bank Secrecy Act laws and regulations. In amending the Bank Secrecy Act compliance program, the Board of Directors must: (i) review and revise as necessary our written methodology for assigning risk levels; (ii) strengthen our customer identification program; (iii) review and revise as necessary our written internal controls, due diligence processes and oversight and monitoring procedures; (iv) strengthen our currency transaction reporting procedures; (v) review and revise as necessary our specific review procedures to ensure the accurate completion and timely filing of all currency transaction reports; and (vi) address all deficiencies and weaknesses and complete all required corrective actions discussed in our 2005 examination by the Office of Thrift Supervision. The Board also must review our Bank Secrecy Act compliance program on an annual basis to assess its adequacy and compliance with applicable Bank Secrecy Act laws and regulations and, within 60 days, review and revise our policies and procedures for conducting annual independent testing of our Bank Secrecy Act compliance program.

•

To review and amend as necessary our Flood Disaster Protection Act policy and procedures to ensure that appropriate flood insurance, if required, is obtained and maintained for all properties securing a loan from us. We also must ensure that our personnel receive appropriate training and periodically review our compliance with the Flood Disaster Protection Act policy.

•	To review and revise as necessary our written indirect automobile loan underwriting policies and procedures to strengthen and improve our automobile underwriting and approval process.

The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the Office of Thrift Supervision. We believe we have fully adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement.

Given the declining yield on the indirect automobile lending program and the required loss reserves, in 2005 we made the decision to end our indirect automobile lending program. The portfolio balances for the indirect automobile lending program have decreased from $65.9 million at December 31, 2005 to $36.4 million at December 31, 2006, since this measure. We have filed an amended business plan with the Office of Thrift Supervision to take into account the conversion, the suspension of dividends, a balance sheet restructuring and certain losses from a check-kiting scheme that made the original business plan obsolete.

In addition to the Supervisory Agreement, we have made certain other commitments to the Office of Thrift Supervision. These commitments are as follows:

•	Baltimore County Savings Bank will not pay any dividend to BCSB Bankcorp or to Baltimore County Savings Bank, M.H.C. without the prior written approval of the Office of Thrift Supervision.

•	BCSB Bankcorp will not declare or pay any dividends, nor will it incur any debt, without the prior written approval of the Office of Thrift Supervision.

•	Our Board of Directors will revise our internal control policies and procedures related to higher risk accounts in accordance with our Bank Secrecy Act compliance program.

While we believe we are in compliance with the terms of the Supervisory Agreement and our additional commitments, a failure to comply with the Supervisory Agreement and our additional commitments could result in the initiation of further enforcement action by the Office of Thrift Supervision, including the imposition of civil monetary penalties. We have incurred significant additional regulatory compliance expense in connection with the Supervisory Agreement and our additional commitments. However, regulatory compliance expense attributable to the Supervisory Agreement and our additional commitments is not anticipated to have a material financial impact on us in the future, except that, if we are unable to complete this offering, BCSB Bankcorp’s commitment not to incur debt, and Baltimore County Savings Bank’s commitment not to pay a dividend to BCSB Bankcorp, without prior Office of Thrift Supervision approval, could adversely affect our ability to meet our obligations under our trust preferred securities. For further information, see “Risk Factors—Risks Related to Our Business—We are subject to the restrictions and conditions of a Supervisory Agreement with, and other commitments have made to, the Office of Thrift Supervision. Failure to comply with the Supervisory Agreement could result in additional enforcement action against us, including the imposition of monetary penalties, and could adversely affect our ability to meet our obligations under our trust preferred securities.” and “Regulation and Supervision”.

Balance Sheet Restructuring

The Company is in the process of transforming our balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing exposure to risk from interest rate fluctuations. The Company will accomplish this transformation with short-term and long-term initiatives.

In the short-term, we recently announced and began executing an initiative to restructure our balance sheet as follows:

The Company sold approximately $169.1 million of mortgage-backed securities and investment securities with an average yield of 3.51%. The Company will use the majority of the proceeds from these sales to prepay $68.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. The remainder of the proceeds from the sale of mortgage-backed securities and investment securities initially will be invested in overnight deposits with the Federal Home Loan Bank of Atlanta yielding 5.19% and used, over time, to fund outflows of certificate of deposit accounts which is expect to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source.

We sold $33.9 million of mutual funds and have committed to sell approximately $47.7 million of fixed-rate single-family mortgage loans with a weighted average yield of 5.11% and a weighted average remaining term to maturity of 119 months. Approximately 75% of the proceeds from these sales will be used to purchase investment securities with an anticipated approximate yield of 5.55%. We will use the remaining proceeds from the sale of single-family mortgage loans to originate commercial mortgage loans as opportunities to do so become available.

As a result of this balance sheet restructuring, we expect to increase our interest rate spread, reduce our exposure to risks of interest rate fluctuations and improve our capital ratios. In connection with the balance sheet restructuring, we incurred an after-tax charge to income of $4.9 million during the three months ending March 31, 2007. There were no known credit issues with any of the assets that were sold. The losses associated with the assets sold as a result of the restructuring were generally a reflection of the assets’ yield in the current interest rate environment. Our recent analysis indicated that without taking this action, net interest margins and net income would decline in future periods. We believe that the balance sheet restructuring, will improve profitability going forward, although there can be no assurances that this will occur. The decision to execute the restructuring occurred on March 21, 2007 and was only considered after our Board of Directors approved the Plan on February 14, 2007.

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

We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2007 and September 30, 2006

During the quarter ended March 31, 2007, we significantly restructured our balance sheet by selling mortgage-backed securities, investment securities and mutual funds. For further information regarding this restructuring and future planned asset sales, as well as our use and intended use of the proceeds from these asset sales, see “—Balance Sheet Restructuring”.

During the six months ended March 31, 2007, the Company’s assets decreased by $54.6 million, or 6.9% from $785.8 million at September 30, 2006 to $726.4 million at March 31, 2007. The Company’s interest bearing deposits in other banks increased $63.0 million, from $2.9 million at September 30, 2006 to $65.9 million at March 31, 2007 as the Company invested the proceeds from sales of mortgage-backed securities and investment securities in short-term instruments. Such funds will eventually be used in funding the outflows of certificate of deposit accounts that are expected to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source. The Company’s investment portfolio available for sale decreased $136.6 million or 96.2%, from $143.1 million at September 30, 2006 to $6.4 million at March 31, 2007 due to the sale of various investment securities in an effort to restructure the balance sheet. The Company’s investment portfolio held to maturity decreased $4.5 million from $4.5 million at September 30, 2006 to $0 at March 31, 2007, as various investments matured and the funds were not reinvested in securities as the Bank restructured its balance sheet. Net loans receivable, decreased $56.0 million, or 12.0%, from $463.8 million at September 30, 2006 to $407.7 million at March 31, 2007. Loans held for sale increased $47.7 million at March 31, 2007 compared to $0 for September 30 2006. These changes occurred as the Company reclassified $47.7 million in loans receivable as loans held for sale, as such loans are expected to be sold as part of the Company’s strategy to restructure its balance sheet. The Bank’s lending strategy has shifted such that commercial real estate lending and commercial business lending and short term home equity lending have become key focuses. The Bank ceased its indirect auto lending program in December 2005. The indirect loan portfolio was $42.3 million at September 30, 2006 and $30.9 million at March 31, 2007 it is expected to decline over time as the loans are paid down. The Company’s mortgage-backed securities available for sale decreased $29.3 million, or 33.7%, from $86.8 million at September 30, 2006 to $57.5 million at March 31, 2007. This decrease was primarily a result of the transfer and reclassification of held to maturity mortgage-backed securities to available for sale. The Company’s mortgage-backed securities held to maturity decreased $28.7 million or 100.0% from $28.7 million at September 30, 2006 to $0 at March 31, 2007 as all mortgage-backed securities are now classified as available for sale. The Company no longer intends to classify mortgage-backed securities and investment securities as held to maturity for the foreseeable future. Premises and equipment decreased $471,000, or 4.2% from $11.2 million at September 30, 2006 to $10.8 million at March 31, 2007. The cash surrender value on the Bank Owned Life Insurance increased $313,000, or 2.4% from $13.2 million at September 30, 2006 to $13.5 million at March 31, 2007. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to reduce borrowings and decrease the cost of funds. Any increase in deposits may be offset by decreases in levels of borrowings. New loans may be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then securities may be purchased or borrowings further reduced.

Deposits decreased by $13.1 million, or 2.2%, from $604.8 million at September 30, 2006 to $591.7 million at March 31, 2007. This decrease was primarily due to increased competition. Short-term advances from the Federal Home Loan Bank of Atlanta decreased by $20.0 million, or 50.0%, from $40.0 million at September 30, 2006 to $20.0 million at March 31, 2007. Long-term advances from the Federal Home Loan Bank of Atlanta decreased $48.5 million, or 61.8%, from $78.5 million at September 30, 2006, to $30.0 million at March 31, 2007. Advances from the Federal Home Loan Bank of Atlanta decreased as the Bank used funds from the sale of securities to pay off $68.5 million in high cost advances as part of the strategy to restructure the balance sheet.

Stockholders’ equity increased by $1.0 million, or 3.03%, from $33.4 million at September 30, 2006 to $34.4 million at March 31, 2007, which was primarily attributable to the decrease in accumulated other comprehensive loss of $4.0 million from, a negative $4.4 million at September 30, 2006 to a negative $304,000 at March 31, 2007 offset, in part by net losses of $3.0 million for the six months ended March 31, 2007. The change in these unrealized losses was mainly due the realization of the losses as the securities were sold. The remaining unrealized losses are considered temporary as they reflect market values on March 31, 2007 and are subject to change daily as interest rates fluctuate. This decrease in accumulated other comprehensive income is due to the effect rising interest rates have on the available for sale securities recorded at fair market value and has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

Net Income. Net for the six months ended March 31, 2007 was impacted significantly by our balance sheet restructuring. In March of 2007, we elected to sell approximately $169.1 million of securities held in our investment portfolio (yield 3.51%) and use the majority of the proceeds from the sale to repay short-term borrowings (cost 5.97%). We also sold $31.9 million of mutual funds and $47.7 million of fixed-rate single family mortgage loans with a weighted average yield of 5.11%. In conjunction with the restructuring, we realized pre-tax losses on the sales of securities and loans of $7.4 million. The restructure is expected to have a positive impact in future periods as the yields on securities and loans sold were significantly lower than those on borrowings repaid. During the same period the Bank recovered a partial amount of the loss from the check- kiting scheme that was perpetrated on the Bank in June of 2006. The amount recovered from insurance proceeds was $3.4 million.

Net loss increased from a loss of $(5,000) for the six months ended March 31, 2006 to a net loss of $(3.2) million for the six months ended March 31, 2007. The increase was primarily due to a loss on the sale of investments and mortgage backed securities of $5.9 million. for the six months ended March 31, 2007, and the valuation allowance on loans held for sale of $1.5 million. A recovery from insurance on the loss on dishonored checks of $3.4 million partially offset the loss on the sale of investments and mortgage-backed securities. Also contributing to the net loss for the six months ended March 31, 2007 was a decrease of $1.3 million, or 17.3%, in net interest income from $7.4 million for the six months ended March 31, 2007 to $6.2 million for the six months ended March 31, 2007.

Net Interest Income. Net interest income decreased by $1.2 million or 16.1% from $7.4 million for the six months ended March 31, 2006 compared to $6.2 million for the six months ended March 31, 2007. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities offset partially by decrease in the average balance of interest bearing liabilities. Due to deposits re-pricing faster than loans in a higher interest rate environment, the interest rate spread decreased 33 basis points from 2.02% for the six months ended March 31, 2006 to 1.69% for the six months ended March 31, 2007. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 98.17% for the six months ended March 31, 2006 to 100.43% for the six months ended March 31, 2007. The Company’s interest rate spread has decreased due to the rising rates paid on borrowed funds and deposits not being completely offset by rising rates for new loans. With the sale of low yielding assets and the redemption of high cost borrowings as a result of the balance sheet restructuring, improvements in interest spread should occur. Changes in short term rates affect the Company’s, the interest rate spread as $23.0 million borrowed funds tied to LIBOR re-price as interest rates fluctuate.

Interest Income. Interest income increased by $728,000, or 3.7% from $19.5 million for the six months ended March 31, 2006 to $20.2 million for the six months ended March 31, 2007. Interest and fees on loans increased by $854,000, or 6.2%, from $13.7 million for the six months ended March 31, 2006 to $14.6 million for the six months ended March 31, 2007. This was primarily due to an increase in the average balance of loans receivable of $2.3 million from $458.3 million for the six months ended March 31, 2006 to $460.1 million for the six months ended March 31, 2007, and an increase in the average yield earned on loans receivable of 35 basis points from 5.99% for the six months ended March 31, 2006, to 6.34% for the six months ended March 31, 2007. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to increase variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $259,000 or 10.0% from $2.6 million for the six months ended March 31, 2006 to $2.3 million for the six months ended March 31, 2007. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $129.7 million for the six months ended March 31, 2006 to $111.8 million for the six months ended March 31, 2007. The decrease in the average balance more than offset an increase in the average rate from 4.00% at March 31, 2006 to 4.18% at March 31, 2007. Interest and dividends on investment securities remained stable at $3.1 million for the six months ended March 31, 2006 and March 31, 2007. This was primarily due to an increase in the average yield on investments of 43 basis points from 3.85% for the six months ended March 31, 2006 to 4.28% for the six months ended March 31, 2007 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $16.8 million, from $160.1 million for the six months ended March 31, 2006 to $143.3 million for the six months ended March 31, 2007.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, increased from $12.1 million for the six months ended March 31, 2006 to $14.0 million for the six months ended March 31, 2007, an increase of $1.9 million or 15.8%. Interest on deposits increased $2.0 million from $8.5 million at March 31, 2006 to $10.5 million at March 31, 2007 due to an increase in the average cost of deposits of 68 basis points from 2.81% for the six months ended March 31, 2006 to 3.49% for the six months ended March 31, 2007.

This was partially offset by a decrease in the average balance of deposits of $4.4 million, or .7%, from $603.0 million at March 31, 2006 to $598.6 million at March 31, 2007. The decrease in deposits was primarily due to increased competition for deposit funds. Interest on short-term borrowings decreased by $645,000, or 42.7%, for the six months ended March 31, 2007 from $1.5 million at March 31, 2006 to $864,000 at March 31, 2007. Interest on long-term borrowings increased by $463,000, or 38.1% for the six months ended March 31, 2007 from $1.2 million for the six months ended March 31, 2006 to $1.7 million for the six months ended March 31, 2007. The overall decrease in borrowings was primarily due to a decrease of $38.8 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the six months ended March 31, 2007. Also contributing to interest expense was interest on the Junior Subordinated Debentures, which increased $121,000, or 13.4% from $903,000 for the six months ended March 31, 2006 to $1.0 million for the six months ended March 31, 2007. This increase was due to the increase in the average rate paid on the Junior Subordinated Debentures from 7.79% during 2006 to 8.83% during 2007. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2007 and 2006. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$460,586	$14,590	6.34%	$458,264	$13,736	5.99%
Mortgage-backed securities	111,761	2,336	4.18	129,667	2,595	4.00
Investment securities	143,335	3,066	4.28	160,053	3,079	3.85
Other interest earning assets	8,306	213	5.13	2,095	67	6.40

Total Interest-earning assets	723,988	20,205	5.58	750,079	19,477	5.19
Bank Owned Life Insurance	13,354			12,781
Noninterest-earning assets	23,864			46,363

Total assets	$761,206			$809,223

Interest-bearing liabilities:
Deposits	$598,616	$10,450	3.49	$602,992	$8,478	2.81
Short-term FHLB Advances	35,433	864	4.88	79,173	1,509	3.81
Long-term FHLB Advances	62,015	1,678	5.41	57,059	1,215	4.26
Junior Subordinated Debentures	23,197	1,024	8.83	23,197	903	7.79
Other liabilities	1,629	—	.00	1,668	—	.00

Total interest-bearing liabilities	720,890	14,016	3.89	764,089	12,105	3.17

Noninterest-bearing liabilities	6,475			4,693

Total liabilities	727,365			768,782
Stockholders’ Equity	33,841			40,441

Total liabilities and stockholders’ equity	$761,206			$809,223

Net interest income		$6,189			$7,372

Interest rate spread			1.69%			2.02%

Net interest margin			1.71%			1.97%

Ratio average interest earning assets/interest- bearing liabilities			100.43%			98.17%

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

	For Six Months Ended March 31,
	2007	vs.	2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$70	$780	$4	$854
Mortgage-backed securities	(360)	117	(16)	(259)
Investment securities and FHLB Stock	(321)	345	(37)	(13)
Other interest-earning assets	199	(13)	(40)	146

Total interest-earning assets	(412)	1,229	(89)	728
Interest expense:
Deposits	(62)	2,049	(15)	1,972
Short-term FHLB advances	(834)	422	(233)	(645)
Long-term FHLB advances	106	328	29	463
Junior Subordinated Debentures	0	121	0	121
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(790)	2,920	(219)	1,911

Change in net interest income	$378	$(1,691)	$130	$(1,183)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provision for losses on loans during the six months ended March 31, 2007 as compared to the reversal of a previously recorded provision for losses on loans by $109,000 for the six months ended March 31, 2006. During the six months ended March 31, 2006, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the quarter ended March 31, 2006 in the amount of $11,000. As a result, the recovery net of the current provision resulted in a negative provision in the amount of $109,000. Loan chargeoffs for the six months ended March 31, 2007 were $92,000 as compared to $117,000 for the six months ended March 31, 2006, a decrease of $25,000. Loan recoveries were $186,000 for the six months ended March 31, 2007 compared to $162,000 for the six months ended March 31, 2006. Non performing loans at March 31, 2007 were $2.7 million as compared to $281,000 at March 31, 2006. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. While the collateral on this loan is sufficient to render the Bank whole the Company transferred $280,000 from the general valuation allowance to a specific valuation allowance for this loan. The total allowance for loan losses is $2.8 million at March 31, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income was $524,000 for the six months ended March 31, 2006 and ($6.8) million for the six months ended March 31, 2007. During the six months ended March 31, 2007 the Company incurred a loss of $5.9 million from the sale of investments and mortgage-backed securities as the Bank implemented its restructuring plan. The Company also recorded a $1.5 million valuation allowance on loans held for sale. Fees on transaction accounts also decreased by $25,000 from $285,000 for the six months ended March 31, 2006 to $260,000 for the six months ended March 31, 2007 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. These decreases were partially offset by a decrease in losses on repossessed assets of $139,000 from a loss of $266,000 for the six months ended March 31, 2006 to a loss of $127,000 for the six months ended March 31, 2007. Income from Bank Owned Life Insurance (BOLI) increased

$46,000 for the six months ended March 31, 2007 from $236,000 for the six months ended March 31, 2006, to $282,000 for the six months ended March 31, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $3.8 million, or 45.9%, from $8.2 million for the six months ended March 31, 2006 to $4.4 million for the six months ended March 31, 2007. The decrease in non-interest expenses was primarily due to the recovery of $3.3 million of insurance proceeds on the loss from the check kiting scheme perpetrated on the Bank discovered in June 2006. Data processing fees of decreased by $249,000, from $972,000 for the six months ended March 31, 2006 to $723,000 for the six months ended March 31, 2007. This decrease was due to the change of data processors. Salaries and related expenses decreased by $314,000, or 7.4%, from $4.3 million for the six months ended March 31, 2006 to $3.9 million for the six months ended March 31, 2007. This decrease was primarily due to a decrease in the work force as the Bank continued with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. These decreases were partially offset by an increase of $17,000, or 6.2% in advertising expense, from $273,000 for the six months ended March 31, 2006 to $290,000 for the six months ended March 31, 2007. This increase was due to increased advertising during the period. Professional fees also increased $111,000, or 52.4%, from $212,000 for the six months ended March 31,2006 to $323,000 for the six months ended March 31, 2007. Professional fees increased due to additional legal fees arising from the supervisory agreement and the check- kiting scheme perpetrated against the Bank in June 2006. There was also an increase in other expenses of $71,000, or 14.3%, from $497,000 for the six months ended March 31, 2006 to $568,000 for the six months ended March 31, 2007.

Income Taxes. The Company’s income tax (benefit) was $(1.8) million and $(158,000) for the six months ended March 31, 2007 and 2006, respectively. The Company’s tax benefit increased for the six months ended March 31, 2007 as compared to the same period in the prior year as the Company’s loss increased due to the loss on the sale of investments and mortgage-backed securities and the valuation allowance on loans held for sale as the Company implemented the balance sheet restructuring. The Company also earned certain income that is exempt from state taxes and $282,000 non-taxable income from the Bank Owned Life Insurance during the six months ended March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income. Net income for the three months ended March 31, 2007 was impacted significantly by a balance sheet restructuring. In March of 2007, we elected to sell approximately $169.1 million of securities held in our investment portfolio (yield 3.51%) and use the majority of the proceeds from the sale to repay short-term borrowings (cost 5.97%). In conjunction with the restructuring, we realized pre-tax losses on the sales of securities and loans of $7.4 million. The restructure is expected to have a positive impact in future periods as the yields on securities and loans sold were significantly lower than borrowings repaid. During the same period the Bank recovered a partial amount of the loss from the check- kiting scheme that was perpetrated on the Bank in June of 2006. The amount recovered from insurance proceeds was $3.4 million.

Net income decreased by $3.1 million, from $114,000 for the three months ended March 31, 2006 to a loss of ($3.0) million for the three months ended March 31, 2007. The decrease in net income was primarily attributable to a decrease in other income of $7.3 million from $259,000 for the three months ended March 31, 2006 to a loss of $7.1 million for the three months ended March 31, 2007 due primarily to the $5.9 loss from the sale of investments and mortgage-backed securities. Also contributing to the decrease in net income was the valuation provision for loans held for sale of $1.5 million, which was partially offset by the receipt of $3.3 million of insurance proceeds for the loss on dishonored checks from a check kiting perpetrated on the Bank. Net interest income also decreased by $648,000, or 17.3% from $3.7 million for the three months ended March 31, 2006 to $3.1 million for the three months ended March 31, 2007.

Net Interest Income. Net interest income decreased by $648,000 or 17.3% from $3.7 million for the three months ended March 31, 2006 to $3.1 million for the three months ended March 31, 2007. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities which was partially offset by a decrease in the average balance of interest bearing liabilities. Due to deposits re-pricing faster than loans, the interest rate spread decreased 39 basis points from 2.07% for the three months ended March 31, 2006 to 1.68% for the three months ended March 31, 2007. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 97.9% for the three months ended March 31, 2006 to 101.4% for the three months ended March 31, 2007. The primary reason for the increase in this ratio is the Bank decreased its interest bearing liabilities by retiring

$68.0 million FHLB advances, as the Company restructured its balance sheet. With the sale of low yielding assets and the redemption of high cost borrowings as a result of the balance sheet restructuring, improvements in interest rate spread should occur in the future.

Interest Income. Interest income increased by $94,000, or 1.0%, from $9.9 million for the three months ended March 31, 2006 to $10.0 million for the three months ended March 31, 2007. Interest and fees on loans increased by $272,000, or 3.9%, from $7.0 million for the three months ended March 31, 2006 to $7.3 million for the three months ended March 31, 2007. This was primarily due to an increase in the average yield earned on loans receivable of 23 basis points from 6.09% for the three months ended March 31, 2006 to 6.32% for the three months ended March 31, 2007. The average balance of loans receivable remained steady at $459.2 million for the three months ended March 31, 2006 and for the three months ended at March 31, 2007. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased $117,000, or 9.2%, from $1.3 million for the three months ended March 31, 2006 to $1.2 million for the three months ended March 31, 2007. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $125.5 million for the three months ended March 31, 2006 to $110.1 million for the three months ended March 31, 2007. The decrease in the average balance more than offset an increase in the average rate from 4.1% for the three months ended March 31, 2006 to 4.2% for the three months ended March 31, 2007. Interest and dividends on investment securities decreased by $61,000, or 3.9%, from $1.6 million for the three months ended March 31, 2006 to $1.5 million for the three months ended March 31, 2007. This was primarily due to a decrease in the average balance of investments of $20.9 million, from $159.7 million for the three months ended March 31, 2006 to $138.9 million for the three months ended March 31, 2007. However, this was partially offset by an increase in the average yield on investments of 41 basis points from 3.90% for the three months ended March 31, 2006 to 4.31% for the three months ended March 31, 2007 due to step up provisions on some investment securities.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, increased from $6.1 million for the three months ended March 31, 2006 to $6.9 million for the three months ended March 31, 2007, a change of $742,000, or 12.1%. Interest on deposits increased $792,000 from $4.3 million for the three months ended March 31, 2006 to $5.1million for the three months ended March 31, 2007 due to an increase in the average yield on deposits of 60 basis points from 2.86% for the three months ended March 31, 2006 to 3.46% for the three months ended March 31, 2007. This was partially offset by a decrease in the average balance of deposits of $13.4 million, or 2.2% from $604.7 million for the three months ended March 31, 2006 to $591.2 million for the three months ended March 31, 2007. The decrease in deposits was primarily due to increased competition for low cost deposit funds. Interest on short-term borrowings increased by $17,000, or 2.8%, from $610,000 for the three months ended March 31, 2006. to $627,000 for the three months ended March 31, 2007. Interest on long-term borrowings decreased by $118,000 or 15.9%, from $742,000 for the three months ended March 31, 2006 to $614,000 for the three months ended March 31, 2007. The overall increase in interest on borrowings was primarily due to an increase in rates paid on borrowings. The average rate increased 160 basis points from 4.05% for the three months ended March 31, 2006 to 5.65% for the three months ended March 31, 2007. This was partially offset by a decrease of $45.0 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended March 31, 2007. Also contributing to interest expense was interest on the Junior Subordinated Debentures, which increased by $51,000 from $457,000 for the three months ended March 31, 2006 to $508,000 for the three months ended March 31, 2007. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 7.88%, during 2006 to 8.76% during 2007. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2007 and 2006. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$459,345	$7,263	6.32%	$459,242	$6,991	6.09%
Mortgage-backed securities	110,122	1,162	4.22	125,508	1,279	4.08
Investment securities	138,892	1,497	4.31	159,745	1,558	3.90
Other interest earning assets	6,472	53	3.28	2,873	53	7.38

Total Interest-earning assets	714,831	9,975	5.58	747,368	9,881	5.29
Bank Owned Life Insurance	13,434			12,849
Noninterest-earning assets	21,100			47,058

Total assets	$749,365			$807,275

Interest-bearing liabilities:
Deposits	$591,216	$5,118	3.46	$604,658	$4,326	2.86
Short-term FHLB Advances	49,633	627	5.05	57,403	610	4.25
Long-term FHLB Advances	38,920	624	6.41	76,167	742	3.89
Junior Subordinated Debentures	23,197	508	8.76	23,197	457	7.88
Other liabilities	1,752	—	.00	1,668	—	.00

Total interest-bearing liabilities	704,718	6,877	3.90	763,093	6,135	3.22

Noninterest-bearing liabilities	10,695			4,027

Total liabilities	715,413			767,120
Stockholders’ Equity	33,952			40,155

Total liabilities and stockholders’ equity	$749,365			$807,275

Net interest income		$3,098			$3,746

Interest rate spread			1.68%			2.07%

Net interest margin			1.73%			2.00%

Ratio average interest earning assets/interest bearing liabilities			101.44%			97.94%

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

	For Three Months Ended March 31,
	2007		vs.	2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(3)	$275	$—	$272
Mortgage-backed securities	(161)	50	(6)	(117)
Investment securities	(204)	164	(21)	(61)
Other interest-earning assets	66	(29)	(37)	—

Total interest-earning assets	(302)	460	(64)	94
Interest expense:
Deposits	(96)	908	(20)	792
Short-term FHLB advances	(82)	113	(14)	17
Long-term FHLB advances	(364)	480	(234)	(118)
Junior Subordinated Debentures	—	51	—	51
Other liabilities	—	—	—	—

Total interest-bearing liabilities	(542)	1,552	(268)	742

Change in net interest income	$240	$(1,092)	$204	$(648)

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provisions for losses on loans for the three months ended March 31, 2007. Loan chargeoffs for the three months ended March 31, 2007 were $39,000, as compared to $84,000 for the three months ended March 31, 2006, a decrease of $45,000, or 53.6%. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $103,000 for the three months ended March 31, 2007 compared to $143,000 for the three months ended March 31, 2006. Non performing loans at March 31, 2007 were $2.7 million, as compared to $281,000 at March 31, 2006. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. While the collateral on this loan is sufficient to render the Bank whole, a specific valuation allowance of $280,000 has been associated with this loan. The total loss allowance allocated to loans was $2.8 million at March 31, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income was $259,000 for the three months ended March 31, 2006 as compared to a loss of $7.1 million for the three months ended March 31, 2007. The loss for the three months ended March 31, 2007 was primarily attributable to the loss of $5.9 million from the sale of investments and mortgage-backed securities during the three months ended March 31, 2007. We recorded a valuation allowance on loans held for sale of $1.5 million, as the Company reclassified $47.7 million of loans receivable to loans held for sale. Fees on transaction accounts remained stable at $125,000 for the three months ended March 31, 2006 and 2007. These decreases were partially offset by a decrease in losses on repossessed assets of $51,000 from a loss of $123,000 for the three months ended March 31, 2006 to a loss of $72,000 for the three months ended March 31, 2007. Repossessed assets are primarily vehicles which have been repossessed. The loss on repossessed assets is the deficiency from net proceeds from the sale of the collateral and the loan balance. Income from Bank Owned Life Insurance (BOLI) increased $16,000 for the three months ended March 31, 2007 from $119,000 for the three months ended March 31, 2006, to $135,000 for the three months ended March 31, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $3.3 million, or 84.9%, from $3.9 million for the three months ended March 31, 2006 to $588,000 for the three months ended March 31, 2007. The decrease in non-interest expenses was primarily due to the recovery of $3.3 million of insurance proceeds on the loss from a check kiting scheme perpetrated on the Bank discovered in June 2006. Professional fees also decreased by $11,000, or 8.9%, from $123,000 for the three months ended March 31, 2006 to $112,000 for the three months ended March 31, 2007. Salaries and related expenses decreased by $113,000, or 5.3%, from $2.1 million for the three months ended March 31, 2006 to $2.0 million for the three months ended March 31, 2007. This decrease was primarily due to a decrease in the work force as the Bank continues with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. These decreases were partially offset by increases in data processing fees of $64,000, from $322,000 for the three months ended March 31, 2006 to $386,000 for the three months ended March 31, 2007, and an increase of $60,000, or 56.6%, in advertising expense, from $106,000 for the three months ended March 31, 2006 to $166,000 for the three months ended March 31, 2007. This increase was due to increased advertising during the period. Occupancy expense increased by $63,000, or 12.2%, from $518,000 for the three months ended March 31, 2006 to $581,000 for the three months ended March 31, 2007. There was also a $17,000 fee on the redemption of FHLB advances as the Bank implemented its restructuring plan. Other expenses remained stable at $260,000 for the three months ended March 31, 2007 and 2006 respectively.

Income Taxes. The Company’s income tax (benefit) was $(1.6) million and $(2,000) for the three months ended March 31, 2007 and 2006, respectively. The Company’s tax benefit increased for the three months ended March 31, 2007 as compared to the same period in the prior year as the Company’s loss increased due to the loss on the sale of investments and mortgage-backed securities and the valuation allowance on loans held for sale as the Company implemented the balance sheet restructuring. The Company also earned certain income non-taxable income from the Bank Owned Life Insurance during the three months ended March 31, 2007 amounting to $135,000.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2007	September 30, 2006
	(In thousands)
Commitments to originate new loans	$6,078	$7,205
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	27,892	30,485
Commercial letters of credit	796	754

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

Asset Quality

At March 31, 2007, the Company had approximately $2.7 million in non-performing assets consisting of nonaccrual loans, repossessed assets and foreclosed real estate, representing .37% of total assets. There was one impaired commercial loan at March 31 2007 for $2.3 million and $2.4 million at September 30, 2006. This is a commercial loan. There is a specific allowance for this loan of $280,000. The Company believes this is sufficient due to the fact that the loan is collateral dependent and the Company does not expect to incur any additional loss. This was a single commercial real estate loan that was classified as nonaccrual during the year ended September 30, 2006. The loan is secured by a mixed retail and office use commercial office building in Timonium, Maryland. The loan had an outstanding principal balance of $2.3 million at March 31, 2007, and the property securing the loan was appraised at $2.6 million. The borrower is in bankruptcy. The property securing the loan is approximately 70% leased, the tenant makes rental payments directly to the Bank, and we use these payments to reduce the principal outstanding balance of the loan. At September 30, 2006, non-performing assets were $2.5 million or .10% of total assets. The Bank’s net recoveries for the six months ended March 31, 2007 were $94,000. The Bank’s allowance for loan losses was $2.8 million at March 31, 2007 and $2.6 million at September 30, 2006.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2007	At September 30, 2006
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$271	$70
Multi-family residential	—	—
Commercial real estate	2,332	2,381
Construction	—	—
Commercial loans	—	—
Land	—	—
Consumer Loans	—	—

Total nonaccrual loans	2,603	2,451
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	2,603	2,451
Other non-performing assets	113	130

Total nonperforming assets	$2,716	$2,581

Nonperforming loans to loans receivable, net	.64%	.53%
Nonperforming assets as a percentage of loans and foreclosed real estate	.67%	.56%
Nonperforming assets to total assets	.37%	.33%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 30
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$2,679	$2,747
Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(92)	(117)

Total charge-offs	(92)	(117)
Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	186	162

Total recoveries	186	162
Net loans recovered (charged-off)	94	45
(Reversal) Provision for loan losses	—	(109)

Balance at end of period	$2,773	$2,683

Ratio of net (recoveries) charge-offs to average loans outstanding during the period	(.02)%	(.01)%

Banking regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At March 31, 2007, the Company had $2.9 million in classified assets, consisting of $2.8 million in substandard and loss loans, $101,000 in foreclosed real estate and $12,000 in other repossessed assets. At September 30, 2006, the Company had $2.6 million in substandard and loss loans, consisting of $2.5 million in loans, $94,000 in foreclosed real estate and $36,000 in other repossessed assets.

In addition to regulatory classifications, the Company also classifies as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At March 31, 2007, the Company has identified approximately $1.1 million in assets classified as special mention.

Liquidity and Capital Resources

At March 31, 2007, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2007 and 2006, the Company had

$47.7 million and $62.3 million, respectively, of gross loan originations. During the six months ended March 31, 2007 and 2006, the Company purchased investment securities in the amounts of $802,000 and $822,000, respectively, and mortgage-backed securities in the amounts of $35.6 and $0 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $28.5 million as of March 31, 2007. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of March was approximately 39.8%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2007, cash, interest-bearing deposits in other banks and federal funds sold were $9.3 million, $65.9 million and $48.7 million, respectively. The Company invested the proceeds from sales of mortgage-backed securities and investment securities in short term instruments. These funds will eventually be used to fund outflows of certificate of deposit accounts which are expected to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2007 totaled $268.8 million. As part of the plan to restructure the balance sheet the Company plans to reduce certificate of deposit rates in an effort to reduce these higher cost of deposits as a funding source. The Company plans to decrease certificates of deposits by approximately $76.0 million over the next several months. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2007, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $796,000, $27.9 million and $6.1 million, respectively.

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

We are subject to the restrictions and conditions of a Supervisory Agreement with, and other commitments we have made to, the Office of Thrift Supervision. Failure to comply with the Supervisory Agreement could result in additional enforcement action against us, including the imposition of monetary penalties, and could hurt our ability to meet our obligations under our trust preferred securities.

We entered into a Supervisory Agreement with the Office of Thrift Supervision on December 8, 2005, which requires us to take certain actions, including complying with the Bank Secrecy Act and the Flood Disaster Protection Act and submitting a business plan to the Office of Thrift Supervision for review and approval. In addition, we have made certain other commitments to the Office of Thrift Supervision, wherein we agreed, among other things, that Baltimore County Savings Bank will not pay any dividend to BCSB Bankcorp or to Baltimore County Savings Bank, M.H.C. without the prior written approval of the Office of Thrift Supervision and that BCSB Bankcorp will not incur any debt without the prior written approval of the Office of Thrift Supervision. For a description of the terms of the Supervisory Agreement and our other commitments, see “Part I. Item 2, Managements Discussion and Analysis of Financial Conditions and Results of Operations — Supervisory Agreement and Other Commitments.” While we believe we have complied with the terms of the Supervisory Agreement and our other commitments, if we fail to comply with the terms and conditions of the Supervisory Agreement, the Office of Thrift Supervision could take additional enforcement action against us, including the imposition of monetary penalties or the issuance of a cease and desist order requiring further corrective action. We incurred significant additional regulatory compliance expense in connection with the Supervisory Agreement and our additional commitments, and although we do not expect it, it is possible regulatory compliance expenses related to the Supervisory Agreement and our other commitments could have a material adverse impact on us in the future. In addition, the Office of Thrift Supervision must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Moreover, if we are unable to complete this offering, BCSB Bankcorp’s commitment not to incur debt, and Baltimore County Savings Bank’s commitment not to pay a dividend to BCSB Bankcorp, without prior Office of Thrift Supervision approval, could hurt our ability to meet our obligations under our trust preferred securities. While we believe that we have taken actions that will result in the Supervisory Agreement and our other commitments being terminated in the near future, it cannot be certain that such actions will result in the Office of Thrift Supervision terminating the Supervisory Agreement.

We have had losses or low earnings in recent years, and if we cannot generate and increase our income to competitive levels our stock price may be adversely affected.

We had net losses of $5,000 and $7.4 million during the six months ended March 31, 2006 and the year ended September 30, 2006, respectively. We had net income of $601,000 and $885,000 during the years ended September 30, 2005 and 2004, respectively. Our return on average assets was (.84)%, (.92)%, .08% and ..12% for the six months ended March 31, 2007 (annualized) and for the years ended September 30, 2006, 2005 and 2004 respectively, and our return on average equity was (18.99)%, (19.86)%, 1.40% and 2.03% for the six months ended March 31, 2007 (annualized) and for the years ended September 30, 2006, 2005, 2004 respectively. We face significant challenges that will hinder our ability to generate competitive returns. These challenges include the fact that we operate under a Supervisory Agreement with the Office of Thrift Supervision, we have limited cash at our holding company and we have a low interest rate spread. While we have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives my not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.

Our increased emphasis on commercial real estate and commercial lending may expose us to increased lending risks.

In recent years we have significantly increased our emphasis on commercial real estate lending. Commercial real estate loans increased from $57.3 million, or 13.8% of our total loans, at September 30, 2002 to $160.7 million, or 35.2% of our total loans, at March 31, 2007. Moreover, as part of our strategy to increase earnings, we will seek to continue to increase commercial real estate lending, as well as commercial lending, and intend to add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

Certain interest rate movements may decrease income and asset value.

Since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.00% to 5.25%. While these short-term market interest rates, which we use as a guide to price our deposits, have increased, longer-term market interest rates, which we use as a guide to price our longer-term loans, have not increased to the same degree. As a result, we currently are in an interest rate environment known as an “inverted yield curve,” where short-term market interest rates exceed long-term market interest rates. This inversion of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date, and if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

We do not expect to recover all of our losses from a recent check kiting scheme, and our recovery efforts are expected to take a long period of time and may result in further expenses or litigation.

During the year ended September 30, 2006, we became aware of a check kiting scheme perpetrated by a single commercial deposit customer. As a result of this check-kiting scheme, we incurred an after-tax loss of $6.9 million. During the quarter ended March 31, 2007, we reached a settlement with our insurance provider, pursuant to which we received a recovery of $3.35 million, or $2.2 million net of taxes, in settlement of all our claims under our insurance policy with respect to our check kiting losses. We are aggressively pursuing collection of the remaining check kiting losses from the customer, but the customer has filed for bankruptcy and one of the two principals of the customer has committed suicide. It does not appear that the customer, the surviving principal or the estate of the deceased principal has material assets from which we could make any recovery, particularly after payment of bankruptcy expenses by the bankruptcy estate of the customer. Moreover, there are other secured and unsecured creditors who are asserting additional and competing claims against the bankruptcy estate of the customer and certain principals of the customer. The recovery process is uncertain and is expected to require an extended period of time to resolve. Further, we will incur expenses in pursuing our recovery efforts, and it is possible that we may be involved in litigation with other creditors as we seek to recover limited available assets. In addition, the negative publicity from the check kiting scheme hurt our ability in the short term to attract and retain deposits. We have examined all deposit accounts with more than a minimal negative balance and believe we do not have a risk of additional material check kiting losses at this time. We believe our policies and procedures regarding prevention and detection of check kiting have met industry standards. We also have developed and implemented additional procedures to detect check kiting that we believe will reduce the risk of future check kiting losses.

We currently do not pay dividends. No assurance can be given that we will resume the payment of dividends.

On December 1, 2006, we suspended our dividend program and agreed with the Office of Thrift Supervision that we will not issue a dividend to stockholders going forward without Office of Thrift Supervision consent. We have also made an additional commitment to the Office of Thrift Supervision not to pay a dividend to stockholders without the prior written approval of the Office of Thrift Supervision. Besides the Office of Thrift Supervision limitations to which we are subject, our ability to pay dividends will depend on a number of factors, including capital requirements, our financial condition and results of operations, including our ability to generate sufficient earnings to warrant the payment of dividends, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, our ability to pay dividends depends, in part, on our receipt of dividends from Baltimore County Savings Bank. We have made a commitment to the Office of Thrift Supervision that Baltimore County Savings Bank will not pay any dividend to BCSB Bankcorp or to Baltimore County Savings Bank, M.H.C. without the prior written approval of the Office of Thrift Supervision. In addition to the specific commitment we made, Office of Thrift Supervision regulations limit distributions from Baltimore County Savings Bank to BCSB Bancorp.

Future significant losses could indicate impairment of certain assets.

Future significant losses could result in an impairment charge relating to our goodwill and intangible assets. Additionally, future significant losses could result in the establishment of a valuation allowance for our deferred tax assets, which totaled $7.5 million at March31, 2007, if their future realization is no longer considered more likely than not.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in Baltimore, Harford and Howard Counties and Baltimore City in Maryland. As a result, a downturn in the local economy, and, particularly, a downturn in the residential construction industry, could cause significant increases in non-performing loans, which would adversely affect our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively affect our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

Strong competition within Baltimore County Savings Bank’s market area could hurt profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in our earning less on loans and paying more on deposits, which would reduce net interest income. Competition also makes it more difficult for us to grow loans and deposits and to hire and retain experienced employees. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in its market area.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Baltimore County Savings Bank rather than holders of BCSB Bankcorp’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on February 14, 2007. 5,685,158 shares representing 96.13% of the total outstanding shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:

Nominee	Votes in Favor of Election	Votes Withheld
H. Adrian Cox	5,626,148	59,010
John J. Panzer, Jr.	5,623,667	61,491
William M. Loughran	5,625,252	59,905
Joseph J. Bouffard	5,646,345	38,813

There were 0 broker nonvotes on the matter.

In addition, stockholders voted in favor of the ratification of the appointment of Stegman & Company as independent registered public accountants of the Company for the fiscal year ending September 30, 2007. 5,651,397 votes were cast in favor of the proposal to ratify the appointment of auditors, 8,208 votes were cast against the proposal, and 25,551 votes abstained. There were 0 broker non-votes on the matter.

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

BCSB BANKCORP, INC.

Date: May 11, 2007	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: May 11, 2007	/s/ Bonnie M. Klein
Bonnie M. Klein
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)