Form 10-K/A
period 2006-09-30
BCSB BANKCORP INC
filed 2007-07-16
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On December 22, 2006, BCSB Bankcorp, Inc. (the “Company”) filed its annual report on Form 10-K for the year ended September 30, 2006. In June 2007, the Company discovered that losses resulting from unpaid loan balances associated with repossessed automobiles had been included in the financial line “Loss on repossessed assets” rather than included as a loan charge-off within the allowance for loan losses. This reclassification has the effect of reducing the amounts included in the line item “Loss on repossessed assets” and increasing, by a similar amount, the amounts included in “Provision for losses on loans.” While this reclassification of expenses within the consolidated statements of operations does not affect net income (loss), net income (loss) per share, the consolidated statements of stockholders’ equity or consolidated balance sheets, management determined that the reclassification required a restatement of the consolidated statements of operations and cash flows and related notes for each of the three years ended September 30, 2006.

This Annual Report on Form 10-K/A corrects and restates the Company’s consolidated statements of operations and cash flows and related notes for all periods presented to properly reflect losses associated with unpaid loan balances associated with repossessed automobiles. Related corrections have also been made to the five year summary of Selected Consolidated Financial and Other Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, Note 19 – Quarterly Financial Data (Unaudited) has been corrected to give effect to these reclassifications on a quarterly basis for the three years ended September 30, 2006. Please refer to Note 21 – Restatement, for a summary of the financial statement line items affected by this reclassification.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated as restated.

	At September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at the beginning of the period	$2,746	$2,587	$2,698	$2,199	1,563

Loans charged-off:
Real estate mortgage
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	159
Consumer	578	677	1,242	1,239	530

Total charge-offs	578	677	1,242	1,239	689
Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	317	383	423	379	429

Total recoveries	317	383	423	379	429
Net loans recovered (charged off)	(261)	(294)	(819)	(860)	(260)
Provision for loan losses	194	453	708	1,359	509
Allowance assumed in the acquisition	—	—	—	—	387

Balance at the end of period	$2,679	$2,746	$2,587	$2,698	2,199

Ratio of net charge-offs to average loans outstanding during the period	.06%	.07%	.22%	.22%	.09%

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

For additional information regarding taxation, see Note 15 of Notes to Financial Statements.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

Selected Consolidated Financial Condition Data

	At September 30,
	2006	2005	2004	2003	2002
	(In Thousands)
Total assets	$785,857	$812,745	$773,618	$668,198	$587,065
Loans receivable, net	463,776	454,347	386,136	365,055	396,617
Investment securities:
Available for sale	143,068	151,386	158,948	121,290	45,083
Held to maturity	4,496	1,995	2,497	2,500	4,496
Mortgage-backed securities
Available for sale	86,801	112,120	144,260	116,204	60,411
Held to maturity	28,675	26,470	26,631	18,394	33,691
FHLB stock	6,972	8,060	6,105	3,305	3,940
Deposits	604,845	597,669	580,622	551,929	498,785
FHLB advances	118,473	144,796	120,920	32,268	26,968
Trust Preferred Securities	—	—	—	22,500	12,500
Junior Subordinated Debentures	23,197	23,197	23,197	—	—
Stockholders’ equity	33,421	42,040	44,129	44,768	45,306

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2006	2005	2004	2003	2002
	(In Thousands)
Interest income	$39,995	$36,223	$32,234	$33,167	$28,480
Interest expense	25,776	20,384	16,362	16,107	14,946

Net interest income	14,219	15,839	15,872	17,060	13,534
Provision for loan losses (1)	194	453	708	1,359	509

Net interest income after provision for loan losses (1)	14,025	15,386	15,164	15,701	13,025
Other income (1)	1,501	2,140	1,600	1,587	1,053
Non-interest expenses	26,968	16,814	15,735	15,336	11,363

(Loss) income before income taxes	(11,442)	712	1,029	1,952	2,715
Income tax (benefit) provision	(4,049)	111	144	655	984

Net (loss) income	$(7,393)	$601	$885	$1,297	$1,731

Net (loss) income per share of Common Stock:
Basic	$(1.26)	$.10	$.15	$.23	$.31

Diluted	$(1.26)	$.10	$.15	$.22	$.30

Cash dividend declared per share	$.50	$.50	$.50	$.50	$.50

(1)	As restated for the years ended September 30, 2006, 2005 and 2004.

Key Operating Ratios:

	At or for the Year Ended September 30,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets (net (loss) income divided by average total assets)	(.92)%	.08%	.12%	.21%	.37%
Return on average equity (net (loss) income divided by average equity)	(19.86)	1.40	2.03	2.94	4.01
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	1.96	2.16	2.43	2.81	2.94
Net interest margin (net interest income divided by average interest-earning assets)	1.89	2.15	2.41	2.90	3.15
Ratio of average interest-earning assets to average interest-bearing liabilities	98.30	99.68	99.48	103.38	105.92
Ratio of non-interest expense to average total assets	3.35	2.12	2.20	2.46	2.46
Dividend payout ratio (dividend declared per share divided by net income per share)	n/m	500.00	333.33	217.39	161.29

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	.32	.09	.11	.09	.28
Nonperforming loans to gross loans at end of period	.51	.15	.21	.08	.33
Allowance for loan losses to gross loans at end of period	.56	.57	.63	.70	.55
Allowance for loan losses to nonperforming loans at end of period	109.30	372.09	296.67	899.33	158.09
Provision for loan losses to gross loans	.04	.09	.17	.12	.12
Net charge-offs to average loans outstanding	.06	.07	.22	.22	.09

Capital Ratios:
Equity to total assets at end of period	4.25	5.17	5.70	6.70	7.72
Average equity to average assets	4.63	5.42	6.08	7.09	8.61

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The Company was formed in June 1998 by the Bank to become the holding company for the Bank following the Bank’s reorganization into the mutual holding company form of organization (the “Reorganization”). As part of the Reorganization, the Company became a majority-owned subsidiary of the MHC. The Reorganization was consummated on July 8, 1998.

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

Strategic Overview

With the addition of a new President and Chief Executive Officer, the Company’s Board of Directors has identified a long-term strategy to improve earnings. The strategy has three initiatives:

•

Transformation of the Balance Sheet - The Company will seek to transform the Company’s balance sheet by emphasizing assets and liabilities that allow the Company to increase its net interest margin while reducing exposure to risk from interest rate fluctuations. The Company will seek to increase gradually its investment in high quality, commercial real estate loans and commercial business loans, which will be funded through the gradual sale of and redeployment of payments on mortgage-backed securities, while maintaining or even decreasing asset size. Commercial real estate loans and commercial business loans generally have higher yields than single-family mortgage loans and mortgage-backed securities and tend to have shorter terms to maturity or adjustable interest rates.

•

Increase Non-interest Income - The Board of Directors has directed management to identify opportunities within the organization to generate increased non-interest income. The Company will seek to capitalize on its existing branch network by developing additional products and/or services to offer its existing customers, although no specific new products or services have been selected at this time.

•

Continued Expense Control - In recent years, management has achieved success in reducing the Company’s non-interest expenses such as losses on repossessed automobiles and decreases in personnel cost. The Board of Directors will continue to make it a management priority to identify cost savings opportunities throughout all phases of the Company’s operations.

While these initiatives represent the strategy the Board of Directors will pursue, this strategy may not increase the Company’s income for a long period of time, if at all. The success of the Company’s strategy is subject to many factors, including all the factors listed below under “Forward-Looking Statements” and the risk factors listed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

In addition, it should be noted that commercial real estate loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose a lender to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.

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

The Bank has fully adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. A failure to comply with the Supervisory Agreement could result in the initiation of a formal enforcement action by the OTS, including the imposition of civil monetary penalties. While the Supervisory Agreement is expected to result in additional regulatory compliance expense for the Company, the amount of such expense is not anticipated to have a material financial impact on the Company. The Bank has filed its business plan with the OTS and under the terms of the agreement may not make deviations from the plan without prior OTS approval.

The foregoing information does not purport to be a complete summary of the Supervisory Agreement and is qualified in its entirety by reference to the Supervisory Agreement filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on December 14, 2005.

Significant Event

On June 29, 2006, the Company announced that it had been victimized by a check kiting scheme perpetrated by one of its commercial deposit customers. The Company sustained an after tax loss during the year ended September 30, 2006 of $6.9 million. The Company has a federal net operating carry forward loss of $11.7 million which expires in 2026. The Company is aggressively pursuing collection of the check kiting loss from the customer, and there is also the possible recovery from insurance policies. The customer has filed for bankruptcy, and the recovery process is expected to require an extended period of time to resolve. Notwithstanding this loss, the Bank will continue to satisfy all regulatory capital requirements and will be “well capitalized” under applicable government regulations.

Critical Accounting Policies and Estimates

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

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The Company accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

Asset/Liability Management

The Company strives to achieve consistent net interest income and reduce its exposure to adverse changes in interest rates by attempting to match the terms to re-pricing of its interest-sensitive assets and liabilities. Factors beyond the Bank’s control, such as market interest rates and competition, may also have an impact on the Bank’s interest income and interest expense.

In the absence of any other factors, the overall yield or return associated with the Bank’s earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. By managing the increases and decreases in its interest income and interest expense which are brought about by changes in market interest rates, the Bank can significantly influence its net interest income.

The senior officers of the Bank meet on a regular basis to monitor the Bank’s interest rate risk position and to set prices on loans and deposits to manage interest rate risk within the parameters set by the Board of Directors. The President of the Bank reports to the Board of Directors on a regular basis on interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Board of Directors reviews the maturities of the Bank’s assets and liabilities and establishes policies and strategies designed to regulate the Bank’s flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank’s assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank’s management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank’s asset and liability goals and strategies.

The Bank’s principal strategy in managing interest rate risk has been to emphasize the acquisition of short- and intermediate-term assets, including locally originated short term (15-years or less) fixed-rate mortgage loans and consumer loans. In addition, in managing its portfolio of investment securities and mortgage-backed securities, the Bank in recent quarters has purchased investment securities so as to reduce the Bank’s exposure to fluctuations in interest rates by purchasing adjustable rate mortgage backed securities and step-up agency notes. To further manage interest rate risk, the Bank may sell long term fixed rate loans into the secondary market, while retaining the servicing of said loans. In addition to shortening the average repricing period of its assets, the Bank has sought to lengthen the average maturity of its liabilities by adopting a tiered pricing program for its certificates of deposit, which provides higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities.

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of 1%, 2% and 3% increases in market interest rates, and in the event of a 1%, decrease in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2006. All changes meet the Bank’s policy requirements.

Change in Rates	Net Portfolio Value			NPV as % of PV of Assets
	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)
+300 bp	$44,489	$-24,678	-36%	5.87%	-278 bp
+200 bp	53,298	-15,869	-23	6.91	-175 bp
+100 bp	61,829	-7,337	-11	7.87	-79 bp
0 bp	69,829			8.66
-100 bp	74,849	5,682	8	9.24	58 bp
-200 bp	80,520	11,353	16	9.81	116 bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.

(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

(3)	Calculated as the estimated NPV divided by average total assets.

(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***

	At September 30,
	2006	2005
Pre-Stock NPV Ratio: NPV as % of PV of Assets	8.66%	8.87%
Exposure Measure: Post Shock NPV Ratio	6.91	5.97
Sensitivity Measure: Change in NPV Ratio	175 bp	290 bp

The above table indicates that at September 30, 2006, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase, by a much smaller amount than if there were an increase in interest rates. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2006, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors.

NPV is calculated by the Office of Thrift Supervision (OTS) by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarter ended September 30, 2006, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and the quarter-end date.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank’s portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2006, September 30, 2005 and September 30, 2004. Total average assets are computed using month-end balances.

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

	Year Ended September 30,
	2006			2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$462,799	$28,352	6.13%	$412,093	$24,286	5.89%	$364,260	$22,056	6.06%
Mortgage backed securities	124,458	5,095	4.09	161,415	6,231	3.86	142,337	5,548	3.90
Investment securities and FHLB stock	160,365	6,342	3.95	162,138	5,637	3.48	143,689	4,552	3.17
Other interest-earning assets	3,372	206	6.11	2,578	69	2.68	7,471	78	1.04

Total interest earning assets	750,994	39,995	5.33	738,224	36,223	4.91	657,757	32,234	4.90
Bank Owned Life Insurance	12,913			12,242			11,912
Non-interest-earning assets	40,006			40,869			46,094

Total assets	$803,913			$791,335			$715,763

Interest-bearing liabilities:
Deposits	$607,952	$18,379	3.02%	$589,849	$14,711	2.49%	$571,105	$13,553	2.37%
FHLB advances short-term	63,457	2,484	3.91	53,632	1,471	2.74	23,141	323	1.40
FHLB advances long-term	67,529	2,992	4.43	72,056	2,738	3.80	43,000	1,400	3.26
Junior Subordinated Debentures	23,197	1,921	8.28	23,197	1,464	6.31	22,500	1,086	4.83
Other liabilities	1,824	—	—	1,864	—	—	1,449	—	—

Total interest-bearing liabilities	763,959	25,776	3.37	740,598	20,384	2.75	661,195	16,362	2.47

Non-interest-bearing liabilities	2,723			7,856			11,050

Total liabilities	766,682			748,454			672,245
Stockholders’ equity	37,231			42,881			43,518

Total liabilities and stockholders’ equity	$803,913			$791,335			$715,763

Net interest income		$14,219			$15,839			$15,872

Interest rate spread			1.96%			2.16%			2.43%

Net interest margin (2)			1.89%			2.15%			2.41%

Ratio of average interest-earning assets to average interest-bearing liabilities			98.30%			99.68%			99.48%

(1)	Includes nonaccrual loans.

(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2006 v. 2005				2005 v. 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$2,955	$989	$122	$4,066	$2,930	$(619)	$(81)	$2,230
Mortgage-backed securities	(1,422)	371	(85)	(1,136)	748	(57)	(8)	683
Investment securities and FHLB stock	(62)	775	(8)	705	583	445	57	1,085
Other interest-earning assets	21	89	27	137	(52)	123	(80)	(9)

Total interest-earning assets	1,492	2,224	56	3,772	4,209	(108)	(112)	3,989
Interest expense:
Deposits	451	3,121	96	3,668	444	691	23	1,158
FHLB advances short-term	267	632	114	1,013	426	310	412	1,148
FHLB advances long-term	(144)	420	(22)	254	946	234	158	1,338
Subordinate Debentures	—	457	—	457	34	334	10	378
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	574	4,630	188	5,392	1,850	1,569	603	4,022

Change in net interest income	$918	$(2,406)	$(132)	$(1,620)	$2,359	$(1,677)	$(715)	$(33)

Comparison of Financial Condition at September 30, 2006 and 2005

During the twelve months ended September 30, 2006, the Company's assets decreased by $26.9 million, or 3.31% from $812.7 million at September 30, 2005 to $785.8 million at September 30, 2006. The Company’s interest bearing deposits in other banks increased by $1.3 million or 80.9%, from $1.6 million at September 30, 2005 to $2.9 million at September 30, 2006. The Company’s investment portfolio available for sale decreased $8.3 million or 5.5%, from $151.4 million at September 30, 2005 to $143.1 million at September 30, 2006. The Company’s investment portfolio held to maturity increased by $2.5 million, or 125.4% from $2.0 million at September 30, 2005 to $4.5 million at September 30, 2006. Loans receivable, net increased by $9.5 million, or 2.1%, from $454.3 million at September 30, 2005 to $463.8 million at September 30, 2006. The Company's mortgage-backed securities available for sale decreased by $25.3 million, or 22.6%, from $112.1 million at September 30, 2005 to $86.8 million at September 30, 2006. The Company’s mortgage-backed securities held to maturity increased by $2.2 million or 8.3% from $26.5 million at September 30, 2005 to $28.7 million at September 30, 2006. In an effort to protect against risk from rising rates the Company has placed emphasis on short term loans such as variable rate commercial loans, home equity loans and short term mortgages. The Company increased commercial real estate loans by $35.5 million, or 40.7% from $75.0 million at September 30, 2005 to $110.0 million at September 30, 2006. Construction loans decreased by $14.8 million, or 27.5% from $53.8 million to $39.0 million due to decreased demand from individual builders. The Bank updates its three year business plan every year as part of its budget process. The current plan calls for minimal growth until interest margins return to an amount sufficient to allow growth. An increase in deposits will be offset by decreases in levels of borrowings. New loans will be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, than comparable securities may be purchased or borrowing further reduced.

Deposits increased by $7.1 million, or 1.2%, from $597.7 million at September 30, 2005 to $604.8 million at September 30, 2006. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand. Advances from Federal Home Loan Bank of Atlanta decreased by $26.3 million, or 18.2% from $144.8 million at September 30, 2005 to $118.5 million at September 30, 2006. Advances will be used when necessary to fund loan demand if deposit growth does not meet this demand.

Stockholders’ equity decreased by $8.6 million or 20.5%, from $42.0 million at September 30, 2005 to $33.4 million at September 30, 2006. This decrease was primarily due to the loss of $6.9 million net of taxes due to the check-kiting fraud perpetrated against the bank. See “ The Comparison of Other Operating Results for the Years Ended September 30, 2006 and 2005 Non-Interest Expenses”. Also contributing to the decrease in equity was the increase in accumulated other comprehensive income of $476,000 from a loss of $3.9 million at September 30, 2005 to a loss of $4.4 million at September 30, 2006. These unrealized losses are considered temporary as they reflect market values as of September 30, 2006 and are subject to change daily as interest rates fluctuate. This decrease is due to the adjustment for the available for sale securities recorded at market value in a rising rate environment and has no impact on the Bank’s regulatory capital.

Comparison of Financial Condition at September 30, 2005 and 2004

During the twelve months ended September 30, 2005, the Company’s assets increased by $39.1 million, or 5.06% from $773.6 million at September 30, 2004 to $812.7 million at September 30, 2005. The Company’s interest bearing deposits in other banks decreased by $1.0 million or 38.8%, from $2.6 million at September 30, 2004 to $1.6 million at September 30, 2005. The Company’s investment portfolio available for sale decreased $7.5 million or 4.7%, from $158.9 million at September 30, 2004 to $151.4 million at September 30, 2005. The Company’s investment portfolio held to maturity decreased by $500,000, or 20.1% from $2.5 million at September 30, 2004 to $2.0 million at September 30, 2005. Loans receivable, net increased by $68.2 million, or 17.7%, from $386.1 million at September 30, 2004 to $454.3 million at September 30, 2005. The Company's mortgage-backed securities available for sale decreased by $32.2 million, or 22.3%, from $144.3 million at September 30, 2004 to $112.1 million at September 30, 2005. The Company’s mortgage-backed securities held to maturity decreased by $161,000 or .60% from $26.6 million at September 30, 2004 to $26.5 million at September 30, 2005. In an effort to take advantage of the rising rate environment the Company has placed emphasis on short term loans such as variable rate commercial loans, automobile loans, home equity loans and short term mortgages. The Company increased commercial real estate loans by $10.4 million, or 16.1% from $64.6 million at September 30, 2004 to $75.0 million at September 30, 2005. The Bank updates its three year business plan every year as part of its budget process. The current plan calls for minimal growth until interest margins return to an amount sufficient to allow growth. An increase in deposits will be offset by decreases in levels of borrowings. New loans will be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, than comparative securities may be purchased or borrowing further reduced.

Deposits increased by $17.1 million, or 2.9%, from $580.6 million at September 30, 2004 to $597.7 million at September 30, 2005. The increase in deposits was achieved through normal marketing efforts. The growth in deposits helped to fund loan demand. Advances from Federal Home Loan Bank of Atlanta increased by $23.9 million, or 19.7% from $120.9 million at September 30, 2004 to $144.8 million at September 30, 2005. The advances from the Federal Home Loan Bank of Atlanta were used to fund loans.

Stockholders’ equity decreased by $2.1 million or 4.7%, from $44.1 million at September 30, 2004 to $42.0 million at September 30, 2005, which was partially attributable to the decrease in accumulated other comprehensive income of $2.1 million from a loss of $1.8 million at September 30, 2004 to a loss of $3.9 million at September 30, 2005. These unrealized losses are considered temporary as they reflect market values as of September 30, 2005 and are subject to change daily as interest rates fluctuate. This decrease is due to the adjustment for the available for sale securities recorded at market value in a rising rate environment and has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Years Ended September 30, 2006 and 2005

Net Income: Net income decreased from income of $601,000 for the year ended September 30, 2005 to a net loss of $7.4 million for the year ended September 30, 2006. The decrease was primarily due to an increase in non-interest expenses of $10.2 million, or 60.4% from $16.8 million for the year ended September 30, 2005 to $27.0 million for the year ended September 30, 2006. Non-Interest expenses for the year ended September 30, 2006 includes a $10.8 million loss on dishonored checks as a result of the check-kiting scheme perpetrated on the Bank.

Net Interest Income: Net interest income decreased by $1.6 million or 10.2% from $15.9 million for the year ended September 30, 2005 to $14.2 million for the year ended September 30, 2006. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 20 basis points from 2.16% for the year ended September 30, 2005 to 1.96% for the year ended September 30, 2006. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities decreased from 99.68% for the year ended September 30, 2005 to 98.30% for the year ended September 30, 2006. The primary reason for the decrease in this ratio is that funds are being invested in other income producing assets such as Bank Owned Life Insurance. The Company’s interest rate spread has decreased due to the rising rates paid on borrowed funds and deposits not being completely offset by rising rates for new loans. Improvements in interest spread should occur if long-term interest rates rise and the Company has the resources from either re-pricing assets or new funds received to re-pay the borrowed funds. If short term rates fall, the interest rate spread should increase as borrowed funds tied to LIBOR re-price at lower rates.

Interest Income. Interest income increased by $3.8 million, or 10.4% from $36.2 million for the year ended September 30, 2005 to $40.0 million for the year ended September 30, 2006. Interest and fees on loans increased by $4.1 million, or 16.7%, from $24.3 million for the year ended September 30, 2005 to $28.4 million for the year ended September 30, 2006. This was primarily due to an increase in the average balance of loans receivable of $50.7 million from $412.1 million at September 30, 2005 to $462.8 at September 30, 2006, and an increase in the average yield earned on loans receivable of 24 basis points from 5.89% at September 30, 2005 to 6.13% at September 30, 2006. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial real estate loans and short term home equity loans. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $1.1 million or 18.2% from $6.2 million for the year ended September 30, 2005 to $5.1 million for the year ended September 30, 2006. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $161.4 million at September 30, 2005 to $124.5 million at September 30, 2006. The decrease in the average balance more than offset an increase in the average rate from 3.9% at September 30, 2005 to 4.1% at September 30, 2006. Interest and dividends on investment securities increased by $705,000, or 12.5% from $5.6 million for the year ended September 30, 2005 to $6.3 million for the year ended September 30, 2006. This was primarily due to an increase in the average yield on investments of 47 basis points from 3.48% for the year ended September 30, 2005 to 3.95% for the year ended September 30, 2006 due to step up provisions on some investment securities. However, this was partially offset by a decrease in the average balance of investments of $1.7 million, from $162.1 million for the year ended September 30, 2005 to $160.4 million for the year ended September 30, 2006.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $20.4 million for the year ended September 30, 2005 to $25.8 million for the year ended September 30, 2006 a change of $5.4 million or 26.5%. Interest on deposits increased $3.7 million from $14.7 million at September 30, 2005 to $18.4 million at September 30, 2006 due to an increase in the average cost of deposits of 53 basis points from 2.49% for the year ended September 30, 2005 to 3.02% for the year ended September 30, 2006. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $18.1 million, or 3.1% from $589.8 million at September 30, 2005 to $607.9 million at September 30, 2006. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $1.0 million or 68.9% for the year ended September 30, 2006. Interest on long-term borrowings increased by $254,000 or 9.3% for the year ended September 30, 2006. The overall increase in interests on borrowings was primarily due to an increase in the average rate paid on short term borrowings which increased by 117 basis points from 2.7% for the year ended September 30, 2005 to 3.9% for the year ended September 30, 2006. The average rate on long term borrowings also increased by 63 basis points from 3.8% for the year ended September 30, 2005 to 4.4% for the year ended September 30, 2006. An increase in the average balance of advances from the Federal Home Loan Bank of Atlanta of $5.3 million during the year ended September 30, 2006 also contributed to the increase in interest on borrowings. Also contributing to interest expense was interest on the Junior Subordinated Debentures which increased by $457,000 from $1.5 million for the year ended September 30, 2005 to $1.9 million for the year ended September 30, 2006. This increase was due to the increase in the average rate paid on the Junior Subordinated Debentures from 6.3%, during 2005 to 8.3% during 2006. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Provision for Loan Losses. The Company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy and estimate, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

The Company charges provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company recorded provisions for losses on loans of $194,000 for the year ended September 30, 2006, as compared to establishing a provision for losses on loans of $453,000 for the year ended September 30, 2005.

Loan chargeoffs for the year ended September 30, 2006 were $578,000 as compared to $677,000 for the year ended September 30, 2005 a decrease of $99,000. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the Bank’s consumer loan portfolio as the automobile loan portfolio decreases due to the discontinuation of indirect auto lending. Loan recoveries were $317,000 for the year ended September 30, 2006 compared to $383,000 for the year ended September 30, 2005. Non performing loans at September 30, 2006 were $2.5 million as compared to $738,000 at September 30, 2005. The total loss allowance allocated to loans is $2.7 million at September 30, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income decreased by $639,000, or 29.9% from $2.1 million for the year ended September 30, 2005 to $1.5 million for the year ended September 30, 2006. The decrease in other income for the year ended September 30, 2006 was primarily due to the decrease in gain on sale of investments and mortgaged backed securities of $879,000 from $884,000 for the year ended September 30, 2005 to $5,000 for the year ended September 30, 2006. The $884,000 gain on sale of investments for the year ended September 30, 2005 was primarily due to the acquisition of Intrieve, the Bank’s data processing provider, by Harland for cash. The Bank owned shares of Intrieve. This was partially offset by a decrease in losses on repossessed assets of $252,000 from $276,000 for the year ended September 30, 2005 to $24,000 for the year ended September 30, 2006. Also contributing to the decrease in other income was a decrease in fees on transaction accounts of $125,000 from $686,000 for the year ended September 30, 2005 to $561,000 for the year ended September 30, 2006 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $20,000 for the year ended September 30, 2006 from $454,000 for the year ended September 30, 2005, to $474,000 for the year ended September 30, 2006. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $10.2 million, or 60.4%, from $16.8 million for the year ended September 30, 2005 to $27.0 million for the year ended September 30, 2006. The increase in non-interest expenses was primarily due to the occurrence of a $10.8 million loss on dishonored checks during the year ended September 30, 2006. This loss was from a check kiting fraud perpetrated on the Bank. The Company is aggressively pursuing collection of the check kiting loss from the customer, and there is also the possible recovery from insurance policies. The customer has filed for bankruptcy, and the recovery process is expected to require an extended period of time to resolve. Notwithstanding this loss, the Bank continues to satisfy all regulatory capital requirements and is “well capitalized” under applicable government regulations. This loss was partially offset by a decrease in salaries and related expenses of $477,000 from $9.2 million for the year ended September 30, 2005 to $8.7 million for the year ended September 30, 2006 as the Bank continued with its cost cutting strategies. Certain positions were eliminated allowing for the hiring of staff in the three new offices with a minimum increase in the overall workforce. Employee benefits were adjusted to be less costly while still offering competitive benefits. In December 2005, the Bank ceased its indirect automobile lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area. Data processing cost decreased by $515,000 from $2.2 million for the year ended September 30, 2005 to $1.7 million for the year ended September 30, 2006. This decrease was due to the savings generated from the conversion of data processors. In November 2005 the Company entered into a long-term contract with Fiserv to be its data service provider . The Company anticipates net savings over the life of the contract of approximately $2.8 million. The actual number could be more or less depending on the activity and the number of accounts serviced. Occupancy expense increased by $180,000, from $2.0 million for the year ended September 30, 2005 to $2.1 million for the year ended September 30, 2006. This was mainly due to the opening of three offices and normal increases in rent and electricity. Advertising expense decreased by $30,000 or 4.7%, from $642,000 for the year ended September 30, 2005 to $612,000 for the year ended September 30, 2006. This decrease was due to a reduction in advertising during the period.

Income Taxes. The Company’s income tax (benefit) expense was $(4.0) million and $111,000 for the year ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate decreased for the year ended September 30, 2006 as compared to the same quarter in the prior year due to the tax benefit from the loss on dishonored checks.

Comparison of Operating Results for the Years Ended September 30, 2005 and 2004

Net Income. Net income decreased by $284,000, from $885,000 for the year ended September 30, 2004 to $601,000 for the year ended September 30, 2005. The decrease was due primarily to an increase in non-interest expenses of $1.0 million. This was partially offset by an increase in other income and decreases in the provision for loan losses and income taxes.

Net Interest Income. Net interest income decreased by $33,000 or 0.2% from $15.9 million for the year ended September 30, 2004 to $15.8 million for the year ended September 30, 2005. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities and an increase in the average balance of interest bearing liabilities. Due to rising interest rates and deposits re-pricing faster than loans, the interest rate spread decreased 27 basis points from 2.43% for the year ended September 30, 2004 to 2.16% for the year ended September 30, 2005. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 99.48% for the year ended September 30, 2004 to 99.68% for the year ended September 30, 2005. The Company’s spread has decreased due to the rising rates paid on borrowed funds and deposits not completely offset by rising rates for new loans.

Interest Income. Interest income increased by $4.0 million, or 12.4% from $32.2 million for the year ended September 30, 2004 to $36.2 million for the year ended September 30, 2005. Interest and fees on loans increased by $2.2 million, or 10.1%, from $22.1 million for the year ended September 30, 2004 to $24.3 million for the year ended September 30, 2005. This was primarily due to an increase in the average balance of loans receivable of $47.8 million from 364.3 million at September 30, 2004 to $412.1 at September 30, 2005, despite a decrease in the average yield earned on loans receivable of 17 basis points from 6.06% at September 30, 2004 to 5.89% at September 30, 2005. The increase in the average balance of loans was primarily attributable to the Bank having competitive rates and current economic conditions and management’s strategy to focus lending on variable rate commercial loans and short term home equity loans. The decrease in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities increased by $683,000 or 12.3% from $5.5 million for the year ended September 30, 2004 to $6.2 million for the year ended September 30, 2005. This increase was primarily due to the increase in the average balance of mortgage-backed securities from $142.3 million at September 30, 2004 to $161.4 million at September 30, 2005. The actual balance of mortgage-backed securities decreased, however the average balance increased due to high balances at the beginning of the period. The increase in the average balance more than offset a decrease in the average rate from 3.9% at September 30, 2004 to 3.86% at September 30, 2005. Interest and dividends on investment securities increased by $1.0 million or 21.7% from $4.6 million for the year ended September 30, 2004 to $5.6 million for the year ended September 30, 2005. This was primarily due to an increase in the average balance of investments of $18.4 million, or 12.8% from $143.7 million for the year ended September 30, 2004 to $162.1 million for the year ended September 30, 2005. There was also an increase in the average yield on investments from 3.17% for the year ended September 30, 2004 to 3.48% for the year ended September 30, 2005 due to step up provisions on some investment securities.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense increased from $16.4 million for the year ended September 30, 2004 to $20.4 million for the year ended September 30, 2005 a change of $4.0 million or 24.6%. Interest on deposits increased $1.1 million from $13.6 million at September 30, 2004 to $14.7 million at September 30, 2005 due to a increase in the average yield on deposits of 12 basis points from 2.37% for the year ended September 30, 2004 to 2.49% for the year ended September 30, 2005. Also contributing to the increase in interest expense was an increase in the average balance of deposits of $18.7 million, or 3.3% from $571.1 million at September 30, 2004 to $589.8 million at September 30, 2005. The Company was able to increase its deposits through normal marketing efforts. Interest on short-term borrowings increased by $1.1 million or 355.4% for the year ended September 30, 2005. Interest on long-term borrowings increased by $1.3 million or 95.6% for the year ended September 30, 2005. This increase was primarily due to an increase of $59.5 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the year ended September 30, 2005. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which increased by $378,000 from $1.1 million for the year ended September 30, 2004 to $1.5 million for the year ended September 30, 2005. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 4.83%, during 2004 to 6.31% during 2005.

Provision for Loan Losses. The Company charges provisions for loan losses to earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for probable loan losses existing within the loan portfolio as of the balance sheet date. In determining the provision, management considers prior loss experience, current economic conditions and the probability of these conditions affecting future loan performance. The Company made a provision for losses of $453,000 for the year ended September 30, 2005, as compared to $708,000 for the year ended September 30, 2004, representing a decrease of $255,000. This decrease was partially attributable to the decrease in historical chargeoffs, and loan delinquencies, particularly in the indirect auto loans. Loan chargeoffs for the year ended September 30, 2005 were $677,000 as compared to $1.2 million for the year ended September 30, 2004, a decrease of $565,000. Loan recoveries were $383,000 for the year ended September 30, 2005 compared to $423,000 for the year ended September 30, 2004. Non performing loans at September 30, 2005 were $738,000 as compared to $872,000 at September 30, 2004. The total loss allowance allocated to loans is $2.7 million. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. As discussed in Note 21 to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended September 31, 2006, 2005 and 2004. The restatement resulted in reducing amounts included in “Loss on repossessed assets” and increasing, by a similar amount, the amounts included in “Provision for losses on loans”. Please refer to Note 21 to the Consolidated Financial Statements for the effects on the quarterly financial results during the years ended September 30, 2006, 2005 and 2004. The increase in “Provision for losses on loans” was to provide for losses that were previously recorded as “Loss on repossessed assets” and not as a result of change in asset quality.

Other Income. Other income increased by $540,000, or 33.8% from $1.6 million for the year ended September 30, 2004 to $2.1 million for the year ended September 30, 2005. This increase in other income for the year ended September 30, 2005 was primarily attributable to a one time gain of $884,000 on investments due to the acquisition of Intrieve, the Bank’s data processing provider by Harland for cash. This was partially offset by an increase in the loss on repossessed assets of $242,000 from $34,000 for the year ended September 30, 2004 to $276,000 for the year ended September 30, 2005.

Non-interest Expenses. Total non-interest expenses increased by $1.1 million, or 6.9%, from $15.7 million for the year ended September 30, 2004 to $16.8 million for the year ended September 30, 2005. The increase in non-interest expenses was primarily due to the increase in data processing fees of $635,000, from $1.6 million for the year ended September 30, 2004 to $2.2 million for the year ended September 30, 2005. This increase was due to the one- time penalty to terminate Intrieve’s existing electronic banking contract which did not expire at the same time as the other two data processing contract. Data processing cost are expected to decrease in the future due to savings realized due to the data processing conversion to Fiserve. Salaries and related expenses also increased by $340,000, or 3.9%. Occupancy expense also increased by $140,000, from $1.8 million for the year ended September 30, 2004 to $2.0 million for the year ended September 30, 2005. This was mainly due to the opening of two offices and normal increases in rent and electricity. These increases were partially offset by a decrease in advertising expense. Advertising expense decreased by $228,000 or 26.2%, from $870,000 for the year ended September 30, 2004 to $642,000 for the year ended September 30, 2005. This decrease was due to a change in the advertising mix during the period. The Bank initiated several cost cutting strategies in 2005. Certain positions were eliminated during the year allowing for the hiring of staff in the two offices opened and one planned for 2005 with a minimum increase in the workforce. Employee benefits were adjusted to be less costly while still offering complete benefits. In December 2005, the Bank ceased its indirect lending operations due to the current interest rate environment. The loan rates necessary to compete in this market made for marginal profitability. This allowed for less staffing in this area.

Income Taxes. The Company’s income tax expense was $111,000 and $144,000 for the year ended September 30, 2005 and 2004, respectively. The Company’s effective tax rates were 15.6% and 14.0% for the year ended September 30,

2005 and 2004, respectively. The increase in the effective tax rate was primarily attributable to the Bank’s earning taxable income from the gain on sale of investments.

Liquidity and Capital Resources

The Company has no business other than that of the Bank and investing the net stock issuance proceeds retained by it. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

At September 30, 2006, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank’s retained earnings as reported in its financial statements at September 30, 2006 to its tangible, core and risk-based capital levels and a comparison of regulatory requirements, see Note 14 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2006, 2005, and 2004, the Bank had $149.1 million, $193.9 million and $148.6 million respectively, of loan originations. During the years ended September 30, 2006, 2005 and 2004, the Company purchased investment securities in the amounts of $4.7 million, $11.5 million, and $78.9 million respectively, and mortgage-backed securities in the amounts of $6.7 million, $15.9 million, and $77.8 million respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

The Bank’s average daily liquidity ratio for the month of September 2006 was approximately 37.82%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2006, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.4 million, $2.9 million and $462,000, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2006 totaled $228.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2006, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $754,000, $30.5 million and $7.2 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

The Company announced a stock repurchase program on February 14, 2002. The company repurchased 420 shares at an aggregate cost of $6,000, 371 shares at an aggregate cost of $5,200 and 184 shares at an aggregate cost of $2,100 during the years ended September 30, 2004, 2005 and 2006 respectively.

In June, 2003, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and resets quarterly, the rate was 9.16% and 7.25% at September 30, 2006 and 2005 respectively.

The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company on or after June 30, 2007 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

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

Quarterly dividends were declared on November 23, 2005, February 22, May 24, and September 6, 2006 of 12.5¢ each. In keeping with Federal regulations, Baltimore County Savings Bank, M.H.C. (the “MHC”) applied for, and elected to waive receipt of, dividends from the Company as to its shares, which amounted to 3,754,960 shares as of December 1, 2006, or 63.5% of all outstanding shares of the Company’s common stock. December 2006 the Company announced that it has determined to suspend its dividend program and has agreed with its primary regulator, the Office of Thrift Supervision, that it will not issue a dividend to its stockholders going forward without the regulator’s consent as the Company seeks to implement its business plan to improve earnings, capital position and liquidity.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Commitments to originate new loans	$7,205	$16,071
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	30,485	27,023
Commercial letters of credit	754	701

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2006.

	Payments due by period
	(Dollars in Thousands)
	Less than 1 year	1 –3 Years	4 –5 Years	Over 5 Years	Total
Time Deposits	$228,357	$147,475	$56,586	$—	$432,418
Long-term borrowings	25,000	44,000	49,000	—	118,000
Junior Subordinated Debenture	—	—	—	23,197	23,197
Lease Obligations	1,201	1,915	1,686	7,556	12,358

Total Contractual Cash Obligations	$254,558	$193,390	$107,272	$30,753	$585,973

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the guarantees made by the Company with respect to the trust preferred securities issued by each of the Business Trust and the Statutory Trust, which are discussed in the “Liquidity and Capital Resources” subsection of this Annual Report and in footnote 9 to the audited financial statements. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Additionally, the Bank does have commitments to originate loans in the ordinary course of business, as disclosed herein.

Impact of New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations, or liquidity.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on the financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after

September 30, 2006. The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption may have on its financial statements.

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

Item 8.	Financial Statements and Supplementary Data

STEGMAN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BCSB Bankcorp, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Stegman & Company

Baltimore, Maryland
November 30, 2006
(except for Notes 20 and 21, which are dated February 14, 2007 and July 3, 2007, respectively)

Suite 100, 405 East Joppa Road Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman. com
Member AGN INTERNATIONAL

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

As discussed in Note 21, Restatement, certain reclassifications were made to the consolidated statements of operations and cash flows to correct errors in presentation.

Beard Miller Company LLP

Baltimore, Maryland

November 30, 2004, except for Note 21, Restatement, as to which the date is July 13, 2007

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2006	2005
	(dollars in thousands except per share data)
Assets
Cash	$8,421	$21,713
Interest bearing deposits in other banks	2,854	1,578
Federal funds sold	462	238

Cash and Cash Equivalents	11,737	23,529
Interest bearing time deposits	100	100
Investment securities, available for sale	143,068	151,386
Investment securities, held to maturity (fair value approximates $4,489, and $1,982)	4,496	1,995
Loans receivable, net of allowances of ($2,679), and ($2,746)	463,776	454,347
Mortgage-backed securities, available for sale	86,801	112,120
Mortgage-backed securities, held to maturity (fair value approximates $28,356 and $26,259)	28,675	26,470
Foreclosed real estate	94	—
Premises and equipment, net	11,225	10,782
Federal Home Loan Bank of Atlanta stock, at cost	6,972	8,060
Bank Owned Life Insurance	13,218	12,667
Goodwill and other intangible assets	2,536	2,592
Accrued interest and other assets	13,159	8,697

Total assets	$785,857	$812,745

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-Interest bearing	$23,406	$24,653
Interest-bearing	581,439	573,016

Total deposits	604,845	597,669
Federal Home Loan Bank of Atlanta advances short-term	40,000	81,150
Federal Home Loan Bank of Atlanta advances long-term	78,473	63,646
Junior Subordinated Debentures	23,197	23,197
Other liabilities	5,921	5,043

Total liabilities	752,436	770,705

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 10, 11, 12 and 13)
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,913,743 and 5,912,177 shares issued and outstanding at September 30, 2006 and 2005, respectively)	59	59
Additional paid-in capital	21,390	21,247
Obligation under Rabbi Trust	1,246	1,238
Retained earnings	16,511	24,963
Accumulated other comprehensive (loss)	(4,354)	(3,878)
Employee Stock Ownership Plan	(227)	(410)
Stock held by Rabbi Trust	(1,204)	(1,179)

Total stockholders’ equity	33,421	42,040

Total liabilities and stockholders’ equity	$785,857	$812,745

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)

	For Years Ended September 30,
	2006	2005	2004
	(dollars in thousands except per share data)
Interest and fees on loans	$28,352	$24,286	$22,056
Interest on mortgage-backed securities	5,095	6,231	5,548
Interest and dividends on investment securities	6,342	5,637	4,552
Other interest income	206	69	78

Total interest income	39,995	36,223	32,234

Interest on deposits	18,379	14,711	13,553
Interest on borrowings – short term	2,484	1,471	323
Interest on borrowings – long term	2,992	2,738	1,400
Other interest expense	1,921	1,464	1,086

Total interest expense	25,776	20,384	16,362

Net interest income	14,219	15,839	15,872
Provision for losses on loans	194	453	708

Net interest income after provision for losses on loans	14,025	15,386	15,164

Other Income
Loss on repossessed assets	(24)	(276)	(34)
Mortgage Banking Operations	33	1	(45)
Fees on transaction accounts	561	686	759
Gain from sale of investments and mortgage backed securities	5	884	22
Income from Bank Owned Life Insurance	474	454	487
Miscellaneous income	452	391	411

Total other income	1,501	2,140	1,600

Non-Interest Expenses
Salaries and related expense	8,673	9,150	8,810
Occupancy expense	2,141	1,961	1,821
Data processing expense	1,680	2,195	1,560
Property and equipment expense	1,301	1,151	1,115
Advertising	612	642	870
Telephone, postage and office supplies	437	579	580
Loss on dishonored checks	10,752	—	—
Other expenses	1,372	1,136	979

Total non-interest expenses	26,968	16,814	15,735

(Loss) income before tax (benefit) provision	(11,442)	712	1,029
Income tax provision	(4,049)	111	144

Net (loss) income	$(7,393)	$601	$885

Net (loss) income Per Share of Common Stock :
Basic	$(1.26)	$0.10	$0.15

Diluted	$(1.26)	$0.10	$0.15

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004

	Common Stock	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – September 30, 2003	$59	$20,652	$1,243	$25,557	$(770)	$(776)	$(1,197)	$44,768
Compensation under stock based benefit plans	—	206	—	—	—	183	—	389
Exercised options	—	117	—	—	—	—	—	117
Rabbi Trust Liability	—	—	(4)	—	—	—	—	(4)
Distribution of stock for Rabbi Trust			(17)				17	—
Treasury stock purchased (420 shares)	—	(6)	—	—	—	—	—	(6)
Cash dividends declared ($.50 per share)	—	—	—	(1,035)	—	—	—	(1,035)
Comprehensive income
Net income for the year ended September 30, 2004	—	—	—	885	—	—	—	—
Net change in unrealized gains on investment securities and mortgage backed securities, net of tax of $612	—	—	—	—	(970)	—	—	—
Reclassification adjustments for gains included in net income on available for sale securities, net of tax of $7	—	—	—	—	(15)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(100)

Balance – September 30, 2004	59	20,969	1,222	25,407	(1,755)	(593)	(1,180)	44,129
Compensation under stock based benefit plans	—	168	—	—	—	183	—	351
Exercised options	—	115	—	—	—	—	—	115
Rabbi Trust Liability	—	—	44	—	—	—	(27)	17
Treasury stock purchased (371 shares)	—	(5)	—	—	—	—	—	(5)
Distribution of stock for Rabbi Trust	—	—	(28)	—	—	—	28	—
Cash dividends declared ($.50 per share)	—	—		(1,045)				(1,045)
Comprehensive Loss
Net income for the year ended September 30, 2005	—	—	—	601	—	—	—	—
Net change in unrealized gains (loss) on investment securities and mortgage backed securities, net of tax of $1,325	—	—	—	—	(2,131)	—	—	—
Reclassification adjustment for loss included in net income on available for sale securities, net of tax of $5	—	—	—	—	8	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(1,522)

Balance- September 30, 2005	59	21,247	1,238	24,963	(3,878)	(410)	(1,179)	42,040
Compensation under stock based benefit plans	—	130	—	—	—	183	—	313
Exercised options	—	15	—	—	—	—	—	15
Rabbi Trust Liability	—	—	37	—	—	—		37
Treasury stock purchased (184 shares)	—	(2)	—	—	—	—	—	(2)
Acquisition of stock for Rabbi Trust	—	—	—	—	—	—	(54)	(54)
Distribution of stock for Rabbi Trust	—	—	(29)	—	—	—	29	—
Cash dividends declared ($.50 per share)	—	—		(1,059)				(1,059)
Comprehensive Loss
Net loss for the year ended September 30, 2006	—	—	—	(7,393)	—	—	—	—
Net change in unrealized gains (loss) on investment securities and mortgage backed securities, net of tax of $1,393	—	—	—	—	(476)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,869)

Balance – September 30, 2006	$59	$21,390	$1,246	$16,511	$(4,354)	$(227)	$(1,204)	$33,421

The accompany notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)

	For Years Ended September 30,
	2006	2005	2004
	(dollars in thousands)
Operating Activities
Net (loss) income	$(7,393)	$601	$885
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used) Provided by Operating Activities
Gain on sale of investments and mortgage backed securities	(5)	(884)	(22)
Loans originated for sale	—	—	(3,201)
Proceeds from loans sold	—	—	3,491
Gain on loans sold	—	—	(42)
Amortization of deferred loan fees, net	(173)	(157)	(232)
Provision for losses on loans	194	453	708
Non-cash compensation under Stock-based Benefit Plan	313	351	389
Amortization of premiums and discounts, net	319	122	331
Provision for depreciation	1,052	890	898
Loss on disposal of premises and equipment	—	—	11
Loss on sale of repossessed assets	24	276	34
Income from Bank Owned Life Insurance	(474)	(452)	(487)
Increase in accrued interest and other assets	(4,153)	(52)	(50)
Increase (decrease) in other liabilities	1,652	(444)	1,904
Increase (decrease) in obligation under Rabbi Trust	38	44	(4)

Net cash (used) provided by operating activities	(8,606)	748	4,613

Cash Flows from Investing Activities
Purchase of Bank Owned Life Insurance	(78)	(303)	(11,425)
Purchase of investment securities – available for sale	(1,707)	(11,491)	(76,442)
Proceeds from maturities of investment securities – available for sale	4,500	2,000	21,130
Proceeds from sale of investment securities – available for sale	5,405	15,536	16,976
Purchases of investment securities – held to maturity	(3,000)	—	(2,498)
Proceeds from maturities of investment securities – held to maturity	500	500	2,500
Net increase in loans	(10,090)	(69,217)	(22,322)
Purchase of mortgage backed securities – available for sale	—	(10,616)	(59,968)
Principal collected on mortgage backed securities	28,918	38,508	32,964
Proceeds from sale of mortgage backed securities- available for sale	—	8,351	2,704
Purchase of mortgage backed securities – held to maturity	(6,704)	(5,271)	(13,273)
Proceeds from sale of premises and equipment	—	—	15
Proceeds from sales of repossessed assets	307	422	362
Investment in premises and equipment	(1,495)	(2,432)	(937)
Redemption (purchase) of Federal Home Loan Bank of Atlanta stock	1,088	(1,955)	(2,800)
Decrease in accounts payable Trade Date Securities	—	—	(13,998)

Net cash provided (used) by investing activities	17,644	(35,968)	(127,012)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (AS RESTATED)

	For Years Ended September 30,
	2006	2005	2004
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$6,997	$17,094	$28,969
Net (decrease) increase in advances by borrowers for taxes and Insurance	(577)	752	111
Proceeds from Federal Home Loan Bank of Atlanta advances	232,125	383,600	210,127
Repayment of Federal Home Loan Bank of Atlanta advances	(258,275)	(359,550)	(121,277)
Acquisition of stock for Rabbi Trust	(54)	(27)	—
Treasury stock purchased	(2)	(5)	(6)
Exercised stock options	15	115	117
Dividends paid	(1,059)	(1,045)	(1,035)

Net cash (used) provided by financing activities	(20,830)	40,934	117,006

(Decrease) increase in cash equivalents	(11,792)	5,714	(5,393)
Cash and cash equivalents at beginning of period	23,529	17,815	23,208

Cash and cash equivalents at end of period	$11,737	$23,529	$17,815

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$25,371	$20,258	$16,101

Income taxes	$—	$510	$220

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - BCSB Bankcorp, Inc. (the “Company”) owns 100% of the voting stock of Baltimore County Savings Bank, F.S.B. (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Reclassifications - Certain prior years’ amounts have been reclassified to conform to the current year’s method of presentation.

Business - The Company’s primary purpose is ownership of the Bank. The Bank’s primary business activity is the acceptance of deposits from the general public in its market area and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, valuations of foreclosed real estate, goodwill and intangible assets, deferred income taxes and other than temporary impairment of investment securities.

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

Restricted Stock Investments - The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable - Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, unearned interest on consumer loans, deferred loan origination fees and the allowance for loan losses, since management has the ability and intention to hold them to maturity.

Interest income is accrued on the unpaid principal balance. Unearned interest on consumer loans is amortized to income over the terms of the related loans on the level yield method. Loan origination fees and certain direct loan origination costs are deferred and recognized by the interest method over the contractual life of the related loan as an adjustment of yield.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful or when payment of principal and interest has become ninety days past due unless the obligation is well secured and in the process of collection. When a payment is received on a loan on non-accrual status, the amount received is allocated to principal and interest in accordance with the contractual terms of the loan. A loan is considered past due or delinquent when a contractual payment is not paid in the month it is due.

Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate. Market value is derived from secondary market quotations for similar instruments. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Loans deemed to be uncollectible are charged against the allowance for loans losses and subsequent recoveries if any, are credited to the allowance. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the state of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In accordance with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS No. 114”) as amended by SFAS No., 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures”, collectively referred to as “Statement Nos. 114 and 118”, The Bank determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including past-due interest. The Bank generally considers a period of delay in payment to include delinquency up to and including 90 days. SFAS Nos. 114 and 118 require that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

SFAS Nos. 114 and 118 are generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

status since loans are placed in non-accrual status on the earlier of the date that management determined that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past due.

The Bank recognized interest income for impaired loans consistent with its method for non-accrual loans. Specifically, interest payments received are recognized as interest income or, if the ultimate collectibility of principal is in doubt, are applied to principal.

Foreclosed Real Estate - Real estate acquired through foreclosure is recorded at fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described above in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached. There was no provision for losses during the years ended September 30, 2006, 2005, and 2004.

Loan Servicing – The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated by calculating the net present values of the interest payments over the life of the loans. Impairment is determined on a loan by loan basis. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a loan exceed its fair value.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights – Following is an analysis of the change in mortgage servicing rights for loans originated and sold during the year and the unamortized balance and change in excess servicing fees from loans originated and sold in prior periods.

	2006	2005	2004
	(in thousands)
Balance October 1,	$134	$178	$269
Capitalized	—	—	47
(Reversal) provision for losses on mortgage servicing rights	24	—	(74)
Amortization	(34)	(44)	(64)

Balance September 30,	$124	$134	$178

Premises and Equipment - Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting bases and income tax bases of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant Group Concentrations of Credit Risk - Most of the Bank’s activities are with customers located within the greater Baltimore metropolitan area. The Bank does not have any significant concentrations to any one industry or customer.

Earnings Per Share - Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator). For the years ended September 30, 2006, 2005, 2004 there were no option shares excluded from the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2006, 2005 and 2004 are as follows:

	2006
	(Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
(Loss) available to shareholders	$(7,393)	5,855	$(1.26)

Diluted EPS
Effect of dilutive shares	—	—	—

(Loss) available to shareholders plus assumed conversions	$(7,393)	5,855	$(1.26)

	2005
Basic EPS
Income available to shareholders	$601	5,877	$0.10

Diluted EPS
Effect of dilutive shares	—	36	—

Income available to shareholders plus assumed conversions	$601	5,913	$0.10

	2004
Basic EPS
Income available to shareholders	$885	5,792	$0.15

Diluted EPS
Effect of dilutive shares	—	53	—

Income available to shareholders plus assumed conversions	$885	5,845	$0.15

Statement of Cash Flows - In the statement of cash flows, cash and equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit and Federal Home Loan Bank of Atlanta time deposits with an original maturity date less than ninety days.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan -The Company accounts for its Employee Stock Ownership Plan (“ESOP”) in accordance with Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants. (See Note 11) ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

Advertising- All advertising costs are expensed as incurred.

Stock-Based Employee Compensation- In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on October 1, 2005. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after October 1, 2005.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense recognized in earnings of $33,000 for the year ended September 30, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

Prior to October 1, 2005, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If the Company had used the fair value based method, net earnings and earnings per share for the years ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts listed in the below table.

	For Years Ended September 30,
(dollars in thousands except per share data)	2005	2004
Net Income, as reported	$601	$885
Add: Stock-based compensation included in the determination of net income as reported, net of tax	280	275
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of tax	(313)	(328)

Pro forma net income	$568	$832

Earnings per share:
Basic-as reported	$0.10	$0.15

Basic-pro forma	$0.10	$0.14

Diluted-as reported	$0.10	$0.15

Diluted-pro forma	$0.10	$0.14

Segment Reporting- The Company acts as an independent community financial services provider, offering traditional banking and related financial services to individuals and business customers. The Bank offers a full array of commercial and retail financial services, through its branch and automated teller machine networks. This includes taking time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and providing other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such discrete financial information is not available and segment reporting would not be meaningful.

Guarantees- The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $754,000 of standby letters of credit as of September 30, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 for guarantees under standby letters of credit issued is not material.

Comprehensive Income- Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income are components of comprehensive income.

Goodwill- The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. The Company annually assesses if events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. The Company has evaluated Goodwill for impairment and found no change in the carrying amount of Goodwill. Goodwill was $2,294,000 at September 30, 2006 and 2005.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Owned Life Insurance- The Company purchased single-premium life insurance policies on certain employees of the Company. The net cash surrender value of those policies is classified in other assets. Appreciation in the value of the insurance policies is classified in non-interest income.

Core Deposit Intangible - The Company recognized a core deposit intangible as a result of the merger with WHG Bancshares Corporation. This deposit base is assumed to decay over time as funds are withdrawn by customers. Amortization is calculated using algebraic formulas taking into account current portfolio costs and the current short term LIBOR.

(dollars in thousands)	As of September 30, 2006	As of September 30, 2005
Core Deposit Intangible	$630	$630
Accumulated Amortization	388	330

Net Balance	$242	$300

Aggregate Amortization Expense
For the year ended September 30, 2006	$58
For the year ended September 30, 2005	62
For the year ended September 30, 2004	59
For the year ended September 30, 2003	121

Estimated Amortization Expense
For the year ending September 30, 2007	59
For the year ending September 30, 2008	46
For the year ending September 30, 2009	36
For the year ending September 30, 2010	26
For the year ending September 30, 2011	24

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements- In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations, or liquidity.

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on the financial condition, results of operations or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. It requires an entity to recognize a servicing asset or servicing liability each time an obligation is undertaken to service a financial asset by entering into a servicing contract in certain situations and requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. The statement permits the choice between the “amortization method” and the “fair value measurement method” for the subsequent measurement of the servicing assets or liabilities and allows for a one-time reclassification of available-for-sale securities to trading securities at initial adoption. The statement also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 30, 2006. The adoption of this standard is not anticipated to have a material impact on our financial condition, results of operations or liquidity.

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

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of September 30, 2006 and 2005.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2006
US Government and Agency obligations	$112,217	$2	$(2,165)	$110,054
Investment in bond mutual funds	34,546	—	(1,532)	33,014

	$146,763	$2	$(3,697)	$143,068

Held to Maturity:
September 30, 2006
US Government and Agency obligations	$4,496	$—	$(8)	$4,488

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2005
US Government and Agency obligations	$118,697	$—	$(2,254)	$116,443
Investment in bond mutual funds	36,238	—	(1,295)	34,943

	$154,935	$—	$(3,549)	$151,386

Held to maturity:
September 30, 2005
US Government and Agency obligations	$1,995	$—	$(13)	$1,982

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities - Continued

The following is a summary of investment securities by maturity:

	September 30, 2006
(in thousands)	Amortized Cost	Fair Value
Available for sale:
US Government and Agency obligations
Due within 12 months	$12,004	$11,931
Due beyond 12 months by within five years	80,221	78,576
Due beyond five years but within ten years	16,494	16,127
Due beyond ten years	3,498	3,420
Investments in bond mutual funds	34,546	33,014

	$146,763	$143,068

Held to Maturity:
US Government and Agency obligations
Due within 12 months	$—	$—
Due beyond 12 months by within five years	4,000	3,994
Due beyond five years but within ten years	496	494

	$4,496	$4,488

Proceeds from sales of available for sale securities during the year ended September 30, 2006 were $5,405,000. Net gains amounted to $5,000 for the year ended September 30, 2006. This consisted of gross gains of $56,000 and gross losses of $51,000. The tax provisions applicable to these net realized gains amounted to $2,000.

Proceeds from sales of available for sale securities during the year ended September 30, 2005 were $15,536,000. Net gains amounted to $865,000 for the year ended September 30, 2005. This consisted of gross gains of $898,000 and gross losses of $33,000. The tax provisions applicable to these net realized gains amounted to $334,000.

Proceeds from sales of available for sale securities during the year ended September 30, 2004 were $16,976,000. Net gains amounted to $6,000 for the year ended September 30, 2004. This consisted of gross gains of $62,000 and gross losses of $56,000. The tax provisions applicable to these net realized gains amounted to $2,000.

Investments pledged as collateral have a cost of $4.5 million and a fair value of $4.4 million as of September 30, 2006. The only issues over 10% of capital as of September 30, 2006 and 2005 are government sponsored agencies.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2006 and 2005 consist of the following:

	September 30,
(in thousands)	2006	2005
Single-family residential mortgages	$214,724	$195,203
Single-family rental property loans	29,131	26,914
Commercial real estate loans	110,179	75,034
Construction loans	39,021	53,755
Commercial loans secured	365	1,869
Commercial loans unsecured	409	538
Commercial lease loans	4,749	3,300
Commercial lines of credit	9,606	16,463
Automobile loans	53,530	88,287
Home equity loans	17,942	17,901
Other consumer loans	2,849	3,377

	482,505	482,641
Add – purchase accounting premiums, net	451	665
Less – undisbursed portion of loans in process	(12,014)	(16,874)
- unearned interest	(4,132)	(9,067)
- deferred loan origination fees and costs	(355)	(272)
- allowance for loans losses	(2,679)	(2,746)

	$463,776	$454,347

The following is a summary of the allowance for loan losses (as restated):

	Years Ended September 30,
(in thousands)	2006	2005	2004
Balance – beginning of year	$2,746	$2,587	$2,698
Provision for losses on loans	194	453	708
Charge-offs	(578)	(677)	(1,242)
Recoveries	317	383	423

Balance – end of year	$2,679	$2,746	$2,587

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank’s lending area. Multifamily residential, commercial, construction and other loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

A significant portion of the Bank’s loans receivable include, mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 97% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 90%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multifamily residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Automobile loans are secured by vehicles and home equity loans are secured by subordinated liens on real estate properties. Repayments of automobile loans and home equity loans are expected primarily from the cash flows of the borrowers.

Non-accrual loans totaled approximately $2.5 million, $738,000 and $872,000 at September 30, 2006, 2005 and 2004, respectively. There was one impaired loan as defined by SFAS No. 114 for $2.4 million at September 30, 2006. There were no impaired loans at September 30, 2005 and 2004. There was no interest income recognized on impaired loans during these periods. The Bank was not committed to fund additional amounts on these loans.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

(in thousands)	Years Ended September 30,
	2006	2005	2004
Interest income that would have been recognized	$152	$66	$83
Interest income recognized	139	29	28

Interest income not recognized	$13	$37	$55

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties:

(in thousands)	September 30,
	2006	2005
Beginning balance	$921	$922
New loans	362	29
Loan repayments	(181)	(30)
Change in related party classification	(102)	—

Ending balance	$1,000	$921

The Bank services loans for others. The amount of such loans serviced at September 30, 2006 and 2005 was $21,939,000 and $21,520,000, respectively. At September 30, 2006 and 2005, the balance of loans sold by the Bank with recourse amounted to $0 and $0, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicings were approximately $76,000 and $73,000 at September 30, 2006 and 2005, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party.

Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with off-balance-sheet credit risk.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - Continued

Financial Instruments Whose Contract Amounts Represents Credit Risk

	Contract Amount at,
(in thousands)	September 30, 2006	September 30, 2005
Standby letters of credit	$754	$701
Commercial lines of credit	9,715	7,002
Home equity lines of credit	20,770	20,021
Loan commitments, fixed rates	6,070	14,019
Loan commitments, variable rates	1,135	2,052

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

Home equity and commercial lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

Rates on mortgage loan commitments for fixed rate loans ranged from 5.875% and 7.0% and 4.87% to 6.49% at September 30, 2006 and 2005, respectively. There were no mortgage loan commitments for variable rate loans at September 30, 2006 and 2005. Rates on home equity loan commitments for fixed rate loans ranged from 6.3% to 7.23% and 4.96% to 6.48% at September 30, 2006 and 2005, respectively. Rates on home equity loan commitments for variable rate loans were at prime and .25% to .50% over prime at September 30, 2006.

Rates on commercial loan commitments for fixed rate loans ranged from 7.00% to 10.00% at September 30, 2006. Rates on commercial loan commitments for variable rate loans ranged from 1.00% over prime to 1.5% over prime at September 30, 2006. Rates on commercial loan commitments for fixed rate loans ranged from 6.20% to 10.00% at September 30, 2005. Rates on commercial loan commitments for variable rate loans ranged from 1.0% over prime to 1.5% over prime at September 30, 2005.

No amount was recognized in the statement of financial position at September 30, 2006 and 2005, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

The Bank grants loans to customers, substantially all of whom are residents of the Metropolitan Baltimore and Harford County areas.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities

The amortized cost and estimated fair values of mortgage backed securities are as follows as of September 30, 2006 and 2005:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2006
GNMA certificates	$6,166	$—	$(97)	$6,069
FNMA certificates	60,727	—	(2,284)	58,443
FHLMC participating certificates	23,306	2	(1,019)	22,289

	$90,199	$2	$(3,400)	$86,801

September 30, 2005
GNMA certificates	$9,574	$—	$(120)	$9,454
FNMA certificates	76,655	—	(1,870)	74,785
FHLMC participating certificates	28,648	—	(767)	27,881

	$114,877	$—	$(2,757)	$112,120

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity
September 20, 2006
GNMA certificates	$4,124	$92	$—	$4,216
FNMA certificates	14,560	40	(345)	14,255
FHLMC participating certificates	9,991	77	(183)	9,885

	$28,675	$209	$(528)	$28,356

September 30, 2005
GNMA certificates	$4,322	$96	$(1)	$4,417
FNMA certificates	14,904	45	(260)	14,689
FHLMC participating certificates	7,244	42	(133)	7,153

	$26,470	$183	$(394)	$26,259

There were no sales of available for sale mortgage backed securities during the year ended September 30, 2006.

Proceeds from sales of available for sale mortgage backed securities during the year ended September 30, 2005 were $8,351,000. Net gains amounted to $19,000 for the year ended September 30, 2005. This consisted of gross gains of $30,000 and gross losses of $11,000. The tax provision applicable to these net realized gains was $7,000.

Proceeds from sales of available for sale mortgage backed securities during the year ended September 30, 2004 were $2,704,000. Net gains amounted to $16,000 for the year ended September 30, 2004. This consisted of gross gains of $17,000 and gross losses of $1,000. The tax provision applicable to these net realized gains was $6,000.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities - Continued

Below are schedules of both investment securities and mortgage backed securities with unrealized losses as of September 30, 2006 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage backed securities, estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on September 30, 2006 and are subject to change daily as interest rates fluctuate. The Company has the ability and intent to hold these securities until the earlier of recovery or maturity.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,997	$(3)	$111,039	$(2,170)	$113,036	$(2,173)
Mortgage-backed securities	1,707	(8)	99,387	(3,920)	101,094	(3,928)
Equity securities	—	—	33,014	(1,532)	33,014	(1,532)

Total temporarily impaired securities	$3,704	$(11)	$243,440	$7,622	$247,144	$(7,633)

At September 30, 2006 the Company has three-hundred fourteen securities in an unrealized loss position. The decline in fair value is due to interest rate fluctuations.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment at September 30, 2006 and 2005 are summarized by major classification as follows:

	September 30,
(in thousands)	2006	2005	Life
Office Building	$8,982	$8,079	50 Years
Leasehold improvements	1,173	1,164	7-31 Years
Furniture, fixtures and equipment	8,641	8,058	10 Years

	18,796	17,301
Accumulated depreciation	(7,571)	(6,519)

	$11,225	$10,782

The Bank has entered into long-term leases for the land on which the main office and branches are located. Rental expense under long-term leases for property for the years ended September 30, 2006, 2005 and 2004 was $1.2 million and $990,000, and $943,000, respectively. At September 30, 2006, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2007	$1,201
2008	1,067
2009	848
2010	876
2011	810
After 2011	7,556

$12,358

Note 6 – Deposits

Deposits are summarized as follows at September 30, 2006 and 2005:

	2006		2005
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW	$35,225	5.82%	$38,844	6.50%
Non-interest bearing NOW	23,406	3.87	24,653	4.12
Money market	17,650	2.92	12,180	2.04
Passbook savings	95,890	15.85	116,693	19.53
Certificates	432,418	71.49	405,222	67.80
Purchase accounting premiums, net	0	—	18	—

	604,589	99.96	597,610	99.99
Accrued interest payable	256.04		59.01

	$604,845	100.00%	$597,669	100.00%

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Deposits - Continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $130,642,236 and $129,888,000 at September 30, 2006 and 2005, respectively. Deposits in excess of $100,000 are not insured by the Savings Association Insurance Fund of the FDIC. The Bank has approximately $1.0 million in securities pledged as collateral for deposits held by Maryland government entities.

At September 30, 2006, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2007	$228,357
2008	104,827
2009	42,648
2010	41,670
2011	14,916

$432,418

Interest expense on deposits for the years ended September 30, 2006, 2005 and 2004 is as follows:

(in thousands)	2006	2005	2004
NOW	$98	$123	$191
Money market	482	132	128
Passbook savings	1,020	1,107	1,037
Certificates	16,779	13,349	12,197

	$18,379	$14,711	$13,553

Note 7 - Federal Home Loan Bank of Atlanta Advances

The Bank has the following outstanding Federal Home Loan Bank advances as of September 30:

	2006		2005
(dollars in thousands)	Rate	Total	Rate	Total
Due
2006		$—	3.28%-4.23%	$81,150
2007	3.66%-5.28%	40,000	3.00%-3.66%	35,000
2008	4.34%-5.51%	16,000	4.34%-5.51%	11,000
2009	4.44%-4.89%	13,000	4.44%-4.89%	8,000
2010	6.33%-	9,000	6.33%-	9,000
2011 and thereafter	4.99%-5.011%	40,000		—
Purchase accounting premiums		473		646

Total		$118,473		$144,796

The Bank has variable rate advances totaling $63,000,000 with interest rates ranging from 4.89% to 6.33% and fixed rate advances totaling $55,000,000 with rates ranging from 3.00% to 4.44%.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Federal Home Loan Bank of Atlanta Advances - Continued

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta equal to 20% of total assets. This line is secured by blanket floating lien on eligible 1-4 family residential loans, and eligible commercial loans. At September 30, 2006, the Bank had an available unused line of credit of $37.0 million. The line of credit requires no compensating balances.

Note 8 - Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and resets quarterly, the rate was 9.16% and 7.25% at September 30, 2006 and 2005 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company beginning with the interest rate adjustment date after June 30, 2007 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

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

Note 9 - Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $15,000 for 2006. The Bank was obligated to contribute 100% of the employee’s contribution, not to exceed 4% of the employee’s annual salary. The 4% contribution was temporarily discontinued in April 2006. All employees who have completed one year of service with the Bank are eligible to participate. The Bank’s contribution to this plan amounted to $75,000, $253,000, and $282,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Note 10 - Directors Retirement Plan

On October 1, 2004, the Director’s Retirement Plan was amended. The Company’s retirement plan allows directors to defer directors’ fees into Company stock, and will be paid out by delivering only Company stock to the participants, or they can defer their fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Employee Stock Ownership Plan

In 1998, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank.

At the same time as the reorganization, the Bank established an Employee Stock Ownership Plan (“ESOP”) for its employees. On July 8, 1998 the ESOP acquired 182,930 shares of the Company’s common stock in connection with the Bank’s Reorganization to a mutual holding company form of organization. The ESOP holds the common stock in a trust for allocation among participating employees, in trust or allocated to the participants’ accounts and an annual contribution from the Bank to the ESOP and earnings thereon.

All employees of the Bank who attain the age of 21 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant’s vested interest under the ESOP is determined according to the following schedule: 0% for less than 2 years of service with the Company or the Bank, 20% for 2 years of service, 40% for 3 years of service, 60% for 4 years of service, 80% for 5 years of service, and 100% for 6 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP’s January 1, 1998 effective date). Vesting accelerates to 100% upon a participant’s attainment of age 65, death or disability.

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2006, 2005 and 2004 were $286,000, $329,000, and $341,000, respectively.

The ESOP shares were as follows as of September 30:

	2006	2005
Shares released and allocated	160,060	141,766
Unearned shares	22,870	41,164

	182,930	182,930

Fair value of unearned shares	$287,247	$563,535

Note 12 - Management Recognition Plan

On July 15, 1999, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 91,464 shares of stock, which will be held in a separate trust that manages the MRP. The Bank funded the MRP by purchasing the shares of common stock in the open market. The Bank initially awarded an aggregate of 45,600 shares of common stock. During the year ended September 30, 2002 the Bank awarded an additional 26,500

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Management Recognition Plan - Continued

shares, and intends to reserve the remaining 19,364 shares for possible future awards. Shares awarded to the participants in the MRP vest at a rate of 25% per year on each anniversary of the effective date of the MRP award. As of September 30, 2006, and 2005, 71,350, and 65,475 shares have vested respectively. If a participant terminates employment for reasons other than death, disability, change in control or retirement he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $28,000, $53,300, and $52,000 was recognized for the MRP for the years ended September 30, 2006, 2005 and 2004, respectively.

Note 13 - Stock Option Plan

The Company has a Stock Option Plan (the “Plan”) whereby 228,660 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 82,500 options granted during the year ended September 30, 2002. No options were granted during the years ended September 30, 2006, 2005, 2004.

The following table summarizes the status of and changes in the Company’s stock option plan during the past three years.

At September 30, 2006 there were 36,250 shares under option with an exercise price of $8.00 and a weighted average contractual life of 2.8 years and 77,250 shares with an exercise price of $11.375 and a weighted average contractual life of 5.8 years. The total exercisable shares of 113,500 have a weighted average contractual life of 4.8 years, and an aggregate intrinsic value of $256,000.

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2003	142,625	$9.93
Options exercised	(14,000)	8.36
Granted	—	—

Outstanding at September 30, 2004	128,625	$10.10

Options exercised	(13,375)	8.60
Granted	—	—

Outstanding at September 30, 2005	115,250	$10.28

Options exercised	(1,750)	10.41
Granted	—

Outstanding at September 30, 2006	113,500	$10.30

Exercisable at September 30, 2006	113,500	$10.30

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan - Continued

The total intrinsic value of options exercised during the year ended September 30, 2006 was approximately $3,782.

Our adoption of SFAS No. 123R will continue to affect our Financial Position and Results of Operations in future periods. At September 30, 2006, the total value of all remaining options both outstanding and vesting to be expensed after October 1, 2006 is expected to be approximately $0. This amount, however, may be affected by additional future option grants.

The Company estimated the grant date fair value of each option awarded in fiscal 2002 using the Black-Scholes Option-Pricing model with the following relevant assumptions: dividend yield of 4.08%, risk-free interest rate of 4.49% and expected lives of 10 years. The assumption for expected volatility was 32.63%. The estimated fair value of each option granted was $2.80. No additional options have been granted since May 2002.

Note 14 - Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2006, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk- based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital - Continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
September 30, 2006
Tangible (1)	$46,833	6.01%	$11,685	1.5%	$	N/A	N/A	%
Tier I capital (2)	46,833	10.61	N/A	N/A		26,487	6.0
Core (1)	46,833	6.01	31,161	4.0		38,951	5.0
Risk-weighted (2)	49,103	11.12	35,315	8.0		44,144	10.0

September 30, 2005
Tangible (1)	$55,325	6.89%	$12,051	1.5%	$	N/A	N/A	%
Tier I capital (2)	55,325	12.58	N/A	N/A		26,395	6.0
Core (1)	55,325	6.89	32,138	4.0		40,172	5.0
Risk-weighted (2)	57,534	13.08	35,194	8.0		43,992	10.0

(1)	To adjust total assets

(2)	To risk-weighted assets

The OTS has adopted an interest rate risk component of regulatory capital requirements effective January 1, 1994. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2006, the Bank is not subject to the interest rate risk requirement.

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

As of December 2, 2005 the Bank formally entered into a Supervisory Agreement with the Office of Thrift Supervision (“OTS”). The entry into the Supervisory Agreement was based on the Bank’s 2005 report of examination in which the OTS concluded that grounds existed for the initiation of administrative proceedings against the Bank. Without admitting or denying that such grounds existed, the Bank determined to enter into the Supervisory Agreement to cooperate with the OTS and as evidence of the Bank’s intent to comply with all applicable laws and regulations and engage in safe and sound practices.

The Company was notified in November 2006 by the Office of Thrift Supervision that is must cease paying dividends to public stockholders.

During December 2006, the Company announced that it has determined to suspend its dividend program and has agreed with its primary regulator, the Office of Thrift Supervision, that it will not issue dividend to its stockholders going forward without the regulator’s consent as the Company seeks to implement its business plan to improve earnings, capital position and liquidity.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- Income Taxes

The income tax provision consists of the following for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
	(dollars in thousands)
Current expense	$(4,015)	$242	$348
Deferred benefit	(34)	(131)	(204)

Total tax expense	$(4049)	$111	$144

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2006 and 2005 are as follows:

	2006	2005
Deferred Tax Assets:
ESOP and MRP	$38	$44
Deferred compensation	817	572
Allowance for loan losses	1,035	1,061
Allowance for uncollected interest	10	14
Net operating loss carry forward	3,981	—
Unrealized holding losses on securities	2,739	2,429

Total gross deferred tax assets	8,620	4,120
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(209)	(209)
Depreciation	(602)	(395)
Market value change in Rabbi Trust assets	(44)	(68)
Purchase accounting premiums, net	6	(4)

Total gross deferred tax liabilities	(849)	(676)

Net Deferred Tax Assets	$7,771	$3,444

As of September 30, 2006 the Company has a federal net operating loss carry forward of $11.7 million which expires in the year 2026.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Income Taxes - Continued

The amount computed by applying the statutory federal income tax rate to income before taxes is greater than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2006		2005		2004
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$(3,890)	(34.00)%	$242	34.00%	$350	34.00%
Changes Resulting From
State income tax net of federal income tax benefit	—	—	—	—	(14)	(1.36)
Income from life insurance	(183)	(1.60)	(154)	(21.63)	(166)	(16.09)
Other	24.21		23	3.23	(26)	(2.56)

	$(4,049)	(35.39)%	$111	15.60%	$144	13.99%

The Company and its subsidiaries file a consolidated income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserve for the Bank amounted to approximately $6.2 million with an income tax effect of approximately $2.4 million at September 30, 2006. This bad debt reserve would become taxable if certain conditions are met by the Bank.

Note 16- Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office site. The Bank paid $65,000, $67,000 and $57,000 in rent to Colgate Investments, LLC during the years ended September 30, 2006, 2005 and 2004 respectively, and expects to pay $67,000 during the year ended September 30, 2007. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s siblings.

Note 17- Disclosures About Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. Trust Preferred Securities are considered to be at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Disclosures About Fair Value of Financial Instruments - Continued

of similar remaining maturities. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2006		September 30, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets

Cash	$8,421	8,421	$21,713	21,713
Interest bearing deposits in other banks	2,854	2,854	1,578	1,578
Federal funds sold	462	462	238	238
Interest bearing time deposits	100	100	100	100
Investment securities – available for sale	143,068	143,068	151,386	151,386
Investment securities – held to maturity	4,496	4,488	1,995	1,982

Loans Receivable
Mortgage loans	412,120	402,508	379,344	381,685
Share loans	1,256	1,256	1,399	1,399
Consumer loans	50,400	51,063	73,604	75,732
Mortgage backed securities – available for sale	86,801	86,801	112,120	112,120
Mortgage backed securities – held to maturity	28,675	28,356	26,470	26,259
Federal Home Loan Bank of Atlanta stock	6,972	6,972	8,060	8,060
Accrued interest receivable	2,752	2,752	2,676	2,676
Mortgage servicing rights	124	124	134	134

Financial Liabilities

Deposits	$604,845	604,585	$597,669	596,920
Federal Home Loan Bank of Atlanta advances	118,473	118,378	144,796	144,748
Junior Subordinated Debt	23,197	23,197	23,197	23,197
Accrued interest payable	256	256	429	429

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18- Condensed Financial Information (Parent Company Only)

Information as to the financial position of BCSB Bankcorp as of September 30, 2006, and 2005 and the results of operations and cash flows for the years ended September 30, 2006, 2005, and 2004 are summarized below.

Statements of Financial Condition	September 30,
	2006	2005
	(in thousands)
Assets
Cash	$1,994	$56
Interest bearing deposits in other banks	33	1,116
Investment securities – available for sale	3,258	5,407
Investment securities – held to maturity	1,496	1,995
Employee Stock Ownership Plan loan	364	547
Accrued interest receivable	39	28
Investment in subsidiaries	47,888	54,301
Prepaid income taxes	48	98
Other assets	732	885

Total assets	$55,852	$64,433

Liabilities and Stockholders’ Equity
Liabilities
Junior Subordinated Debentures	$23,197	$23,197
Dividends payable	270	269
Other liabilities	209	165

	23,676	23,631
Total stockholders’ equity	32,176	40,802

Total liabilities and stockholders’ equity	$55,852	$64,433

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Statements of Operations
Interest and fees on loans	$27	$29	$32
Interest and dividends on investment securities	367	311	273
Other interest income	17	35	26

Total interest income	411	375	331
Interest on borrowings	1,921	1,464	1,086

Net interest (expense)	(1,510)	(1,089)	(755)
Other income	(46)	—	4
Non interest expense
Professional fees	102	93	78
Other expenses	215	220	204

Total non-interest expense	317	313	282

Loss before tax benefit	(1,873)	(1,402)	(1,033)
Income tax benefit	(637)	(477)	(351)

Loss before equity in net (loss) income of subsidiary	(1,236)	(925)	(682)
Equity in net (loss) income of subsidiary	(6,157)	1,526	1,567

Net (loss) income	$(7,393)	$601	$885

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Statements of Cash Flows

Net (loss) income	$(7,393)	$601	$885
Adjustments to reconcile Net Income to Net Cash Used
By Operating Activities
Accretion of discount on investments	—	2	1
Loss (gain) on sale of investments	46	—	(4)
Equity in net (loss) income of subsidiary	6,157	(1,526)	(1,567)
(Increase) decrease in accrued interest receivable	(12)	12	25
Decrease (increase) in prepaid taxes	51	461	(334)
Decrease in receivable from subsidiary	183	183	183
Decrease (increase) in other assets	154	(324)	137
Decrease in income taxes payable	—	(174)	(15)
Increase in other liabilities	44	60	75
Noncash compensation under stock-based benefit plan	52	52	52

Net cash used by operating activities	(718)	(653)	(562)

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2006	2005	2004
	(in thousands)
Cash Flows from Investing Activities
Proceeds from maturities of investment securities – held to maturity	$500	$500	$2,000
Proceeds from sale of investment securities – available for sale	2,376	—	21
Purchase of investment securities – available for sale	(257)	(210)	(2,153)
Purchase of investment securities – held to maturity	—	—	(2,498)

Net cash provided (used) by investing activities	2,619	290	(2,630)

Cash Flows from Financing Activities
Treasury Stock repurchase	(2)	(5)	(6)
Exercised options	15	115	117
Dividends paid	(1,059)	(1,045)	(1,033)

Net cash used by financing activities	(1,046)	(935)	(922)

Increase (decrease) in cash and cash equivalents	855	(1,298)	(4,114)
Cash and cash equivalents at beginning of period	1,172	2,470	6,584

Cash and cash equivalents at end of period	$2,027	$1,172	$2,470

Note 19 – Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2006 (as restated) is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$9,596	$9,881	$10,179	$10,339
Interest Expense	5,970	6,135	6,607	7,064

Net Interest Income	3,626	3,746	3,572	3,275
Provision for Loan Losses	6	126	20	42

Net Interest Income after provision for loan losses	3,620	3,620	3,552	3,233
Other Income	380	385	400	336
Other Expenses	4,275	3,893	14,445	4,355

Income (loss) before income tax expense	(275)	112	(10,493)	(786)
Income Taxes (benefit)	(156)	(2)	(3,603)	(288)

Net Income	$(119)	$114	$(6,890)	$(498)

Per share date (a):
Earnings – basic	$(.02)	$.02	$(1.18)	$(.08)
Earnings – diluted	$(.02)	$.02	$(1.18)	$(.08)

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Quarterly Financial Data (Unaudited) - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2005 (as restated) is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$8,633	$8,918	$9,119	$9,553
Interest Expense	4,624	4,836	5,238	5,686

Net Interest Income	4,009	4,082	3,881	3,867
Provision for Loan Losses	201	54	98	100

Net Interest Income after provision for loan losses	3,808	4,028	3,783	3,767
Other Income	379	269	1,198	294
Other Expenses	4,114	4,208	4,230	4,262

Income (loss) before income tax expense	73	89	751	(201)
Income Taxes	(13)	(7)	217	(86)

Net Income	$86	$96	$534	$(115)

Per share date (a):
Earnings – basic	$.01	$.02	$.09	$(.02)
Earnings – diluted	$.01	$.02	$.09	$(.02)

Summarized unaudited quarterly financial data for the year ended September 30, 2004 (as restated) is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$7,810	$7,660	$8,275	$8,489
Interest Expense	3,943	3,912	4,145	4,362

Net Interest Income	3,867	3,748	4,130	4,127
Provision for Loan Losses	182	86	170	270

Net Interest Income after provision for loan losses	3,685	3,662	3,960	3,857
Other Income	526	448	349	277
Other Expenses	3,931	3,926	4,015	3,863

Income before income tax expense	280	184	294	271
Income Taxes	54	23	61	6

Net Income	$226	$161	$233	$265

Per share data:
Earnings - basic	$.04	$.03	$.04	$.04
Earnings - diluted	$.04	$.03	$.04	$.04

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Subsequent Events

In December 2006, the company announced that it has determined to suspend its dividend program and has agreed with its primary regulator, the Office of Thrift Supervision that it will not issue a dividend to its stockholders going forward without the regulator’s consent as the Company seeks to implement its business plan to improve earnings, capital position and liquidity.

On February 14, 2007, the Board of Directors of BCSB Bankcorp, Inc. (the “Company”), Baltimore County Savings Bank, F.S.B. (the “Bank”) and Baltimore County Savings Bank, M.H.C. (the “MHC”), unanimously adopted a Plan of Conversion and Reorganization (the “Plan”), pursuant to which Baltimore County Savings Bank, F.S.B. will reorganize from the mutual holding company structure to the stock holding company structure. Pursuant to the terms of the Plan, the MHC will convert from the mutual form to a federal interim stock savings association and simultaneously merge with and into Baltimore County Savings Bank, with Baltimore County Savings Bank as survivor. Additionally, BCSB Bankcorp, Inc. will convert to a federal interim stock savings association and simultaneously merge with and into Baltimore County Savings Bank, with Baltimore County Savings Bank as survivor. Baltimore County Savings Bank will form a new Maryland corporation that will acquire all of the outstanding shares of Baltimore County Savings Bank’s common stock. Shares of BCSB Bankcorp, Inc’s common stock, other than those held by the MHC, will be converted into shares of the new Maryland corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

The Plan of Conversion and Reorganization is subject to the approval of: (1) the Office of Thrift Supervision; (2) at least a majority of the total number of votes eligible to be cast by members of the MHC; (3) the holders of at least two-thirds of the outstanding shares BCSB Bankcorp, Inc. common stock; and (4) at least a majority of outstanding shares held by holders of BCSB Bankcorp, Inc. common stock other than the MHC. The new Maryland holding company will offer shares of its common stock for sale to Baltimore County Savings Bank’s eligible account holders, to Baltimore County Savings Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The highest priority will be depositors with qualifying deposits as of December 31, 2005.

At the time of the Conversion and Reorganization, the Bank shall establish a liquidation account. The function of the liquidation account will be to preserve the rights of certain holders of Deposit Accounts in the Bank who maintain such accounts in the Bank following the Conversion and Reorganization to receive a priority in any distributions in the unlikely event of a liquidation of the Bank subsequent to the Conversion and Reorganization.

The Company estimates costs associated with offering to be between $3.0 million and $3.7 million, depending on the range of the offering. These costs will be a reduction of the proceeds from the offering. If the Company determines that it is unable to successfully complete the offering, these costs will be expensed in the period in which that determination is made.

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Restatement

In June 2007, the Company discovered that losses resulting from unpaid loan balances associated with repossessed automobiles had been included in the financial line “Loss on repossessed assets” rather than included as a loan charge-off within the allowance for loan losses. This reclassification has the effect of reducing the amounts included in the line item “Loss on repossessed assets” and increasing, by a similar amount, the amounts included in “Provision for losses on loans”. While this reclassification of expenses within the consolidated statements of operations does not affect net income (loss), net income (loss) per share, the consolidated statements of stockholders’ equity or consolidated balance sheets, management determined that the reclassification required a restatement of the consolidated statements of operations and cash flows and related notes for the three years ended September 30,2006.

The following table presents the effect of the restatement on the Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004.

	September 30, 2006		September 30, 2005		September 30, 2004
	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Provision (Recovery) for losses on loans	$194	$(109)	$453	$168	$708	$487
Loss on repossessed assets	24	327	276	561	34	255
Net interest income after provision for losses on loans	14,025	14,328	15,386	15,671	15,164	15,385
Total other income	1,501	1,198	2,140	1,855	1,600	1,379

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

	September 30, 2006		September 30, 2005		September 30, 2004
Operating Activities:	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported
Provision (Recovery) for losses on loans	$194	$(109)	$453	$168	$708	$487
Loss on repossessed assets	24	327	276	561	34	255

The following tables present the effect of the restatement on the summarized unaudited quarterly financial data for each quarter ended in the three years ended September 30, 2006.

Summarized unaudited quarterly financial data for the year ended September 30, 2006 (as restated) is as follows:

Operating Summary:	First Quarter		Second Quarter		Third Quarter		Forth Quarter
	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported
Interest Income	$9,596	$9,596	$9,881	$9,881	$10,179	$10,179	$10,339	$10,339
Interest Expense	5,970	5,970	6,135	6,135	6,607	6,607	7,064	7,064

Net Interest Income	3,626	3,626	3,746	3,746	3,572	3,572	3,275	3,275
Provision for Loan Losses	6	(109)	126	—	20	—	42	—

Net Interest Income after provision for loan losses	3,620	3,735	3,620	3,746	3,552	3,572	3,233	3,275
Other Income	380	265	385	259	400	380	336	294
Other Expenses	4,275	4,275	3,893	3,893	14,445	14,445	4,355	4,355

Income ( loss) before income tax expense	(275)	(275	112	112	(10,493)	(10,493)	(786)	(786)
Income Taxes	(156)	(156)	(2)	(2)	(3,603)	(3,603)	(288)	(288)

Net Income	(119)	(119)	114	114	(6,890)	(6,890)	(498)	(498)

Per share date:
Earnings - basic	$(.02)	$(.02)	$.02	$.02	$(1.18)	$(1.18)	$(.08)	$(.08)
Earnings - diluted	(.02)	(.02)	$.02	.02	(1.18)	(1.18)	$(.08)	$(.08)

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Restatement - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2005 (as restated) is as follows:

	First Quarter		Second Quarter		Third Quarter		Forth Quarter
Operating Summary:	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported
Interest Income	$8,633	$8,633	$8,918	$8,918	$9,119	$9,119	$9,553	$9,553
Interest Expense	4,624	4,624	4,836	4,836	5,238	5,238	5,686	5,686

Net Interest Income	4,009	4,009	4,082	4,082	3,881	3,881	3,867	3,867
Provision for Loan Losses	201	120	54	0	98	48	100	0

Net Interest Income after provision for loan losses	3,808	3,889	4,028	4,082	3,783	3,833	3,767	3867
Other Income	379	298	269	215	1,198	1,148	294	194
Other Expenses	4,114	4,114	4,208	4,208	4,230	4,230	4,262	4,262

Income ( loss) before income tax expense	73	73	89	89	751	751	(201)	(201)
Income Taxes	(13)	(13)	(7)	(7)	217	217	(86)	(86)

Net Income	$86	$86	$96	$96	$534	$534	$(115)	$(115)

Per share date:
Earnings - basic	$.01	$.01	$.02	$.02	$.09	$.09	$(.02)	$(.02)
Earnings - diluted	$.01	$.01	$.02	$.02	$.09	$.09	$(.02)	$(.02)

BCSB BANKCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Restatement - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2004 (as restated) is as follows:

Operating Summary:	First Quarter		Second Quarter		Third Quarter		Forth Quarter
	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported
Interest Income	$7,810	$7,810	$7,660	$7,660	$8,275	$8,275	$8,489	$8,489
Interest Expense	3,943	3,943	3,912	3,912	4,145	4,145	4,362	4,362

Net Interest Income	3,867	3,867	3,748	3,748	4,130	4,130	4,127	4,127
Provision for Loan Losses	182	182	86	86	170	89	270	130

Net Interest Income after provision for loan losses	3,685	3,685	3,662	3,662	3,960	4,041	3,857	3,997
Other Income	526	526	448	448	349	268	277	137
Other Expenses	3,931	3,931	3,926	3,926	4,015	4,015	3,863	3,863

Income (loss) before income tax expense	280	280	184	184	294	294	271	271
Income Taxes	54	54	23	23	61	61	6	6

Net Income	226	226	161	161	2,33	2,33	265	265

Per share date:
Earnings – basic	$.04	$.04	$.03	$.03	$.04	$.04	$.04	$.04
Earnings – diluted	$.04	$.04	$.03	$.03	$.04	$.04	$.04	$.04

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At September 30, 2006, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement described in Note 21 to the consolidated financial statements and the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure the appropriate classification of losses resulting from unpaid loan balances associated with repossessed automobiles. This control deficiency resulted in the restatement of the Company’s financial statements for the years ended September 30, 2006, 2005 and 2004. Solely because of this material weakness, management restates its assessment as of the last date of each quarter within those periods, and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

The restatements do not affect the Company’s Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Stockholders Equity for the affected periods and are a reclassification within the Consolidated Statement of Operations. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

Changes in Internal Controls over Financial Reporting

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, the Company has taken action to strengthen the internal reporting and tracking of repossessed automobiles to ensure any losses associated with their ultimate disposition are classified correctly in the consolidated statements of operations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of BCSB Bankcorp, Inc. (1)

3.2	Bylaws of BCSB Bankcorp, Inc. (1)

4.1	Form of Common Stock Certificate of BCSB Bankcorp, Inc. (2)

4.2	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (3)

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.2) (3)

4.4	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (3)

4.5	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.4) (3)

10.1	BCSB Bankcorp, Inc. 1999 Stock Option Plan † (4)

10.2	BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement † (4)

10.3	Amended and Restated Form of Change-in-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch and William M. Loughran † (1)

10.4	Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended † (5)

10.5	Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan † (1)

10.6	Form of Change-of-Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein † (5)

10.7	Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan † (5)

10.8	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo dated June 30, 2002 (3)

10.9	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (3)

10.10	Agreement and General Release among BCSB Bankcorp, Inc. Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch † (6)

10.11	Employment Agreement by and between Baltimore County Savings Bank and Joseph J. Bouffard †*

13	2006 Annual Report to Stockholders*

14	Code of Ethics (3)

21	Subsidiaries of the Registrant*

23.1	Consent of Stegman & Company

23.2	Consent of Beard Miller Company, LLP

31.1	Rule 13a-14(a) Certification of President

31.2	Rule 13a-14(a) Certification of Vice President and Treasurer

32	Section 1350 Certifications

99.1	Supervisory Agreement (7)

†	Management contract or compensatory agreement or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-44831).

(2)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A.

(3)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(4)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

(6)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(7)	Incorporated herein by reference from the Company’s Form 8-K filed on December 14, 2005.

*	Previously filed

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
July 16, 2007

	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer