Form 10-Q/A
period 2006-12-31
BCSB BANKCORP INC
filed 2007-07-16
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In June 2007, the Company discovered that losses resulting from unpaid loan balances associated with repossessed automobiles had been included in the financial line “Loss on repossessed assets” rather than included as a loan charge-off within the allowance for loan losses. This reclassification has the effect of reducing the amounts included in the line item “Loss on repossessed assets” and increasing, by a similar amount, the amounts included in “Provision for losses on loans.” While this reclassification of expenses within the consolidated statements of operations does not affect net income (loss), net income (loss) per share, the consolidated statements of stockholders’ equity or consolidated balance sheets, management determined that the reclassification required a restatement of the consolidated statements of operations and cash flows and related notes for the three months ended December 31, 2006 and 2005.

This Quarterly Report on Form 10-Q/A corrects and restates the Company’s consolidated statements of operations and cash flows and related notes for all periods presented to properly reflect losses associated with unpaid loan balances associated with repossessed automobiles.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (AS RESTATED)

	For the Three Months Ended December 31,
	2006	2005
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$7,327	$6,745
Interest on mortgage backed securities	1,174	1,316
Interest and dividends on investment securities	1,569	1,521
Other interest income	160	14

Total interest income	10,230	9,596

Interest Expense
Interest on deposits	5,332	4,152
Interest on FHLB borrowings – short term	237	899
Interest on FHLB borrowings – long term	1,054	473
Other interest expense - debentures	516	446

Total interest expense	7,139	5,970

Net interest income	3,091	3,626
Provision for losses on loans	55	6

Net interest income after (reversal) provision for losses on loans	3,036	3,620

Other Income
Loss on Repossessed Assets	—	(28)
Mortgage Banking Operations	(1)	21
Fees on transaction accounts	137	161
Income from Bank Owned Life Insurance	147	117
Miscellaneous income	99	109

Other income, net	382	380

Non-Interest Expenses
Salaries and related expense	1,933	2,134
Occupancy expense	540	552
Data processing expense	337	650
Property and equipment expense	288	314
Professional Fees	211	89
Advertising	124	167
Telephone, postage and office supplies	89	139
Other expenses	307	230

Total non-interest expenses	3,829	4,275

Loss before tax benefit	(411)	(275)
Income tax benefit	(178)	(156)

Net Loss	$(233)	$(119)

Net (Loss) Per Share of Common Stock

Basic and diluted loss per share of common stock	$(.04)	$(.02)

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (AS RESTATED)

	For The Three Months Ended December 31,
	2006	2005
	(dollars in thousands)
Operating Activities
Net loss	$(233)	$(119)
Adjustments to Reconcile Net loss to
Net Cash Provided by Operating Activities
Amortization of deferred loan fees and cost, net	(33)	(50)
Provision for losses on loans	55	6
Non-cash compensation under Stock-based Benefit Plan	81	68
Amortization of purchase premiums and discounts, net	64	97
Provision for depreciation	263	236
Loss on sale of repossessed assets	—	28
Increase in cash surrender value of bank owned life insurance	(147)	(117)
Increase in accrued interest and other assets	(123)	(438)
(Decrease) Increase in other liabilities	(327)	2,264
Increase in obligation under Rabbi-Trust	11	8

Net cash (used) provided by operating activities	(389)	1,983

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(13)	(19)
Purchase of investment securities – available for sale	(423)	(409)
Proceeds from maturities of investment securities – available for sale	6,200	—
Proceeds from maturities of investment securities – held to maturity	3,000	500
Net decrease (increase) in loans	3,295	(2,422)
Principal collected on mortgage backed securities	5,273	9,262
Proceeds from sales of repossessed assets	35	121
Investment in premises and equipment	(25)	(1,011)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	697	466

Net cash provided by investing activities	18,039	6,488

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (AS RESTATED)

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

The weighted average fair values of our option grants for the three months ended December 31, 2006 and 2005 were $148,000 and $0 respectively, on the dates of grants. No options were granted during fiscal year 2006 or 2005. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended December 31, 2006:

2006
Dividend Yield	$0
Expected volatility	29.95
Risk-free interest rate	4.65
Expected lives	10.0 years

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

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established provision for losses on loans during the quarter ended December 31, 2006 of $55,000 as compared to a provision of $6,000 for the three months ended December 31, 2005. During the quarter ended December 31, 2005, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the quarter ended December 31, 2005 in the amount of $126,000. As a result, the recovery net of the current provision resulted in a provision in the amount of $6,000. Loan chargeoffs for the three months ended December 31, 2006 were $108,000 as compared to $148,000 for the three months ended December 31, 2005, a decrease of $40,000. Loan recoveries were $84,000 for the three months ended December 31, 2006 compared to $19,000 for the three months ended December 31, 2005. Non performing loans at December 31, 2006 were $2.6 million as compared to $640,000 at December 31, 2005. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. The collateral on this loan is sufficient to render the Bank whole. The total allowance for loan losses is $2.7 million at December 31, 2006. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income increased by $2,000, or .53% from $380,000 for the three months ended December 31, 2005 to $382,000 for the three months ended December 31, 2006. The increase in other income for the three months ended December 31, 2006 was partially attributable to a decrease in losses on repossessed assets of $28,000 from a loss of $28,000 for the three months ended December 31, 2005 to no losses for the three months ended December 31, 2006. This was partially offset by a decrease in fees on transaction accounts of $24,000 from $161,000 for the three months ended December 31, 2005 to $137,000 for the three months ended December 31, 2006, as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI ) increased $30,000 for the three months ended December 31, 2006 from $117,000 for the three months ended December 31, 2005, to $147,000 for the three months ended December 31, 2006. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

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

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2006	At September 30, 2006
	(in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$217	$69
Multi-family residential	—	—
Commercial Real Estate	2,381	2,381
Construction	—	—
Commercial Loans	—	—
Land	—	—
Consumer Loans	32	42

Total Nonaccrual loans	2,630	2,492
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	2,630	2,492
Other non-performing assets	72	130

Total nonperforming assets	$2,702	$2,622

Nonperforming loans to loans receivable, net	.57%	.54%
Nonperforming assets as a percentage of loans and foreclosed real estate	.59%	.57%
Nonperforming assets to total assets	.35%	.34%

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$2,679	$2,746

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(108)	(148)

Total charge-offs	(108)	(148)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	84	19

Total recoveries	84	19
Net loans recovered (charged-off)	(24)	(129)
Provision for loan losses	55	6

Balance at end of period	$2,710	$2,623

Ratio of net (charge-offs) to average loans outstanding during the period	(.01)%	(.03)%

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At December 31, 2006, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure the appropriate classification of losses resulting from unpaid loan balances associated with repossessed automobiles. This control deficiency resulted in the restatement of the Company’s financial statements for the quarter ended December 31, 2006. Solely because of this material weakness, management restates its assessment for that period, and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

The restatements do not affect the Company’s Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Stockholders Equity and are a reclassification within the Consolidated Statement of Operations for the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

Changes in Internal Controls over Financial Reporting

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, the Company has taken action to strengthen the internal reporting and tracking of repossessed automobiles to ensure any losses associated with their ultimate disposition are classified correctly in the consolidated statements of operations.

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

BCSB BANKCORP, INC.

Date: July 16, 2007	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: July 16, 2007	/s/ Bonnie M. Klein
Bonnie M. Klein
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)