Form 10-Q/A
period 2007-03-31
BCSB BANKCORP INC
filed 2007-07-16
CIK 1052101

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

EXPLANATORY NOTE

In June 2007, the Company discovered that losses resulting from unpaid loan balances associated with repossessed automobiles had been included in the financial line “Loss on repossessed assets” rather than included as a loan charge-off within the allowance for loan losses. This reclassification has the effect of reducing the amounts included in the line item “Loss on repossessed assets” and increasing, by a similar amount, the amounts included in “Provision for losses on loans.” While this reclassification of expenses within the consolidated statements of operations does not affect net income (loss), net income (loss) per share, the consolidated statements of stockholders’ equity or consolidated balance sheets, management determined that the reclassification required a restatement of the consolidated statements of cash flows for the six months ended March 31, 2007 and 2006 and the consolidated statements of operations and related notes for the three and six months ended March 31, 2007 and 2006.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (AS RESTATED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$14,590	$13,736	$7,263	$6,991
Interest on mortgage–backed securities	2,336	2,595	1,162	1,279
Interest and dividends on investment securities	3,066	3,079	1,497	1,558
Other interest income	213	67	53	53

Total interest income	20,205	19,477	9,975	9,881
Interest Expense
Interest on deposits	10,450	8,478	5,118	4,326
Interest on borrowings – short term	864	1,509	627	610
Interest on borrowings – long term	1,678	1,215	624	742
Other interest expense – debentures	1,024	903	508	457

Total interest expense	14,016	12,105	6,877	6,135

Net interest income	6,189	7,372	3,098	3,746
Provision for losses on loans	117	132	62	126

Net interest income after provision for losses on loans	6,072	7,240	3,036	3,620
Other Income
Gain (Loss) on repossessed assets	(10)	(25)	(10)	3
Valuation allowance on loans held for sale	(1,506)	—	(1,506)	—
Mortgage banking operations	1	27	2	6
Fees on transaction accounts	260	285	123	124
Loss on sale of investments and mortgage-backed securities	(5,891)	—	(5,891)	—
Income from bank owned life insurance	282	236	135	119
Other income	223	242	125	133

Total other income, net	(6,641)	765	(7,022)	385
Non-Interest Expenses
Salaries and related expense	3,947	4,261	2,014	2,127
Occupancy expense	1,121	1,070	581	518
Data processing expense	723	972	386	322
Property and equipment expense	596	619	308	305
Professional fees	323	212	112	123
Advertising	290	273	166	106
(Recovery) on dishonored checks	(3,353)	—	(3,353)	—
Telephone, postage and office supplies	185	264	96	125
Debt retirement expense	17	—	17	—
Other expenses	568	497	261	267

Total non-interest expenses	4,417	8,168	588	3,893

(Loss) Income before tax benefit	(4,986)	(163)	(4,574)	112
Income tax benefit	(1,772)	(158)	(1,593)	(2)

Net income (loss)	$(3,214)	$(5)	$(2,981)	$114

Per Share Data:
Basic and diluted earnings per share	$(.55)	$.00	$(.51)	$.02

Dividends per share	$.00	$.25	$.00	$.125

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (AS RESTATED)

	For Six Months Ended March 31,
	2007	2006
	(dollars in thousands)
Operating Activities
Net loss	$(3,214)	$(5)
Adjustments to reconcile net (loss) to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage-backed securities	5,891	—
Valuation allowance on loans held for sale	1,506	—
Amortization of deferred loan fees and cost, net	(73)	(75)
Provision for losses on loans	117	132
Non-cash compensation under stock-based benefit plan	158	135
Amortization of purchase premiums and discounts, net	(222)	169
Provision for depreciation	528	501
Loss on sale of repossessed assets	10	25
Increase in cash surrender value of bank owned life insurance	(282)	(236)
Decrease (increase) in accrued interest and other assets	38	(80)
(Decrease) increase in other liabilities	(815)	2,150
Increase in obligation under Rabbi Trust	13	17

Net cash provided by operating activities	3,655	2,733
Cash Flows from Investing Activities
Purchase of bank owned life insurance	(31)	(35)
Purchase of investment securities – available for sale	(802)	(822)
Proceeds from maturities of investment securities – available for sale	12,500	1,000
Proceeds from sale of investment securities – available for sale	126,480	—
Proceeds from maturities of investment securities – held to maturity	3,500	500
Net decrease (increase) in loans	6,596	(7,657)
Purchase of mortgage-backed securities – available for sale	(9,934)	—
Principal collected on mortgage-backed securities	10,349	14,793
Proceeds from sale of mortgage-backed securities – available for sale	36,431	—
Proceeds from sales of repossessed assets	123	258
Investment in premises and equipment	(56)	(1,457)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	3,352	805

Net cash provided by investing activities	188,508	7,385

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$45,922	6.42%	$10,733	1.50%	$	N/A	N/A	%
Tier I capital (2)	45,922	10.14	N/A	N/A		27,164	6.00
Core (1)	45,922	6.42	28,623	4.00		35,799	5.00
Risk-weighted (2)	48,011	10.60	36,219	8.00		45,273	10.00

(1)	To adjust total assets

(2)	To risk-weighted assets

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

The weighted average fair values of our option grants for the six months ended March 31, 2007 and 2006 were $148,000 and $0 respectively, on the dates of grants. No options were granted during fiscal year 2006 or 2005. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the six months ended March 31, 2007.

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

Provision for Loan Losses. The Company charges provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established a $117,000 provision for losses on loans during the six months ended March 31, 2007 as compared to a provision of $132,000 for the six months ended March 31, 2006. During the six months ended March 31, 2006, the Bank received a recovery in the amount of $120,000 on a loan that had been previously charged off. Exclusive of that recovery management’s analysis of the adequacy of the allowance for loan losses indicated the need for a provision during the quarter ended March 31, 2006 in the amount of $252,000. As a result, the recovery net of the current provision resulted in a provision in the amount of $132,000. Loan chargeoffs for the six months ended March 31, 2007 were $209,000 as compared to $358,000 for the six months ended March 31, 2006, a decrease of $149,000. Loan recoveries were $186,000 for the six months ended March 31, 2007 compared to $162,000 for the six months ended March 31, 2006. Non performing loans at March 31, 2007 were $2.7 million as compared to $281,000 at March 31, 2006. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. While the collateral on this loan is sufficient to render the Bank whole the Company transferred $280,000 from the general valuation allowance to a specific valuation allowance for this loan. The total allowance for loan losses is $2.8 million at March 31, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income was $765,000 for the six months ended March 31, 2006 and ($6.6) million for the six months ended March 31, 2007. During the six months ended March 31, 2007 the Company incurred a loss of $5.9 million from the sale of investments and mortgage-backed securities as the Bank implemented its restructuring plan. The Company also recorded a $1.5 million valuation allowance on loans held for sale. Fees on transaction accounts also decreased by $25,000 from $285,000 for the six months ended March 31, 2006 to $260,000 for the six months ended March 31, 2007 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from Bank Owned Life Insurance (BOLI) increased

$46,000 for the six months ended March 31, 2007 from $236,000 for the six months ended March 31, 2006, to $282,000 for the six months ended March 31, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

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

Provision for Loan Losses. The Company charges or reverses provisions for loan losses which affects earnings to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established a $62,000 provision for losses on loans for the three months ended March 31, 2007 as compared to a provision of $126,000 for the three months ended March 31, 2006. Loan chargeoffs for the three months ended March 31, 2007 were $101,000, as compared to $209,000 for the three months ended March 31, 2006, a decrease of $108,000, or 51.6%. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $103,000 for the three months ended March 31, 2007 compared to $143,000 for the three months ended March 31, 2006. Non performing loans at March 31, 2007 were $2.7 million, as compared to $281,000 at March 31, 2006. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. While the collateral on this loan is sufficient to render the Bank whole, a specific valuation allowance of $280,000 has been associated with this loan. The total loss allowance allocated to loans was $2.8 million at March 31, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see Asset Quality.

Other Income. Other income was $385,000 for the three months ended March 31, 2006 as compared to a loss of $7.0 million for the three months ended March 31, 2007. The loss for the three months ended March 31, 2007 was primarily attributable to the loss of $5.9 million from the sale of investments and mortgage-backed securities during the three months ended March 31, 2007. We recorded a valuation allowance on loans held for sale of $1.5 million, as the Company reclassified $47.7 million of loans receivable to loans held for sale. Fees on transaction accounts remained stable at $125,000 for the three months ended March 31, 2006 and 2007. Income from Bank Owned Life Insurance (BOLI) increased $16,000 for the three months ended March 31, 2007 from $119,000 for the three months ended March 31, 2006, to $135,000 for the three months ended March 31, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

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

Asset Quality

At March 31, 2007, the Company had approximately $2.7 million in non-performing assets consisting of nonaccrual loans, repossessed assets and foreclosed real estate, representing .37% of total assets. There was one impaired commercial loan at March 31 2007 for $2.3 million and $2.4 million at September 30, 2006. This is a commercial loan. There is a specific allowance for this loan of $280,000. The Company believes this is sufficient due to the fact that the loan is collateral dependent and the Company does not expect to incur any additional loss. This was a single commercial real estate loan that was classified as nonaccrual during the year ended September 30, 2006. The loan is secured by a mixed retail and office use commercial office building in Timonium, Maryland. The loan had an outstanding principal balance of $2.3 million at March 31, 2007, and the property securing the loan was appraised at $2.6 million. The borrower is in bankruptcy. The property securing the loan is approximately 70% leased, the tenant makes rental payments directly to the Bank, and we use these payments to reduce the principal outstanding balance of the loan. At September 30, 2006, non-performing assets were $2.5 million or .10% of total assets. The Bank’s net charge-offs for the six months ended March 31, 2007 were $23,000. The Bank’s allowance for loan losses was $2.8 million at March 31, 2007 and $2.6 million at September 30, 2006.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2007	At September 30, 2006
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$271	$70
Multi-family residential	—	—
Commercial real estate	2,332	2,381
Construction	—	—
Commercial loans	—	—
Land	—	—
Consumer Loans	—	—

Total nonaccrual loans	2,603	2,451
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	2,603	2,451
Other non-performing assets	113	130

Total nonperforming assets	$2,716	$2,581

Nonperforming loans to loans receivable, net	.64%	.53%
Nonperforming assets as a percentage of loans and foreclosed real estate	.67%	.56%
Nonperforming assets to total assets	.37%	.33%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 30
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$2,679	$2,747
Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(209)	(358)

Total charge-offs	(209)	(358)
Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	186	162

Total recoveries	186	162
Net loans (charged-off)	(23)	(196)
Provision for loan losses	117	132

Balance at end of period	$2,773	$2,683

Ratio of net charge-offs to average loans outstanding during the period	.01%	.04%

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At March 31, 2007, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure the appropriate classification of losses resulting from unpaid loan balances associated with repossessed automobiles. This control deficiency resulted in the restatement of the Company’s financial statements for the quarter ended March 31, 2007. Solely because of this material weakness, management restates its assessment for that period, and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007.

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

Changes in Internal Controls over Financial Reporting

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, the Company has taken action to strengthen the internal reporting and tracking of repossessed automobiles to ensure any losses associated with their ultimate disposition are classified correctly in the consolidated statements of operations.

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