Form 10-Q
period 2007-06-30
BCSB BANKCORP INC
filed 2007-07-31
CIK 1052101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, the issuer had 5,915,743 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2007	September 30, 2006
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$8,778	$8,421
Interest-bearing deposits in other banks	43,185	2,854
Federal funds sold	39,234	462

Cash and Cash Equivalents	91,197	11,737

Interest bearing time deposits	100	100
Investment securities, available for sale	3,906	143,068
Investment securities, held to maturity	—	4,496
Loans receivable, net	408,032	463,776
Mortgage-backed securities, available for sale	107,040	86,801
Mortgage-backed securities, held to maturity	—	28,675
Foreclosed real estate	94	94
Premises and equipment, net	10,572	11,225
Federal Home Loan Bank of Atlanta stock, at cost	2,270	6,972
Bank owned life insurance	13,691	13,218
Goodwill and other intangible assets	2,491	2,536
Accrued interest and other assets	11,717	13,159

Total assets	$651,110	$785,857

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$29,872	$23,406
Interest-bearing	536,649	581,439

Total Deposits	566,521	604,845
Short Term Advances from the Federal Home Loan Bank of Atlanta	10,000	40,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	10,000	78,473
Junior Subordinated Debentures	23,197	23,197
Other liabilities	7,553	5,921

Total liabilities	617,271	752,436

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,915,743 shares issued and outstanding at June 30, 2007 and 5,913,743 shares issued and outstanding at September 30, 2006)	59	59
Additional paid-in capital	21,503	21,390
Obligation under Rabbi Trust	1,142	1,246
Retained earnings (substantially restricted)	13,896	16,511
Accumulated other comprehensive loss (net of taxes)	(1,574)	(4,354)
Employee Stock Ownership Plan	(90)	(227)
Stock held by Rabbi Trust	(1,097)	(1,204)

Total stockholders’ equity	33,839	33,421

Total liabilities and stockholders’ equity	$651,110	$785,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$21,763	$20,992	$7,173	$7,256
Interest on mortgage–backed securities	3,468	3,821	1,132	1,226
Interest and dividends on investment securities	3,186	4,657	120	1,578
Other interest income	1,443	186	1,231	119

Total interest income	29,860	29,656	9,656	10,179

Interest Expense
Interest on deposits	15,517	13,260	5,067	4,782
Interest on borrowings – short term	971	1,991	108	482
Interest on borrowings – long term	1,859	2,065	180	850
Other interest expense – debentures	1,538	1,396	514	493

Total interest expense	19,885	18,712	5,869	6,607

Net interest income	9,975	10,944	3,787	3,572
Provision for losses on loans	117	152	—	20

Net interest income after provision for losses on loans	9,858	10,792	3,787	3,552

Other Income
Gain (loss) on repossessed assets	10	(26)	20	(1)
Realized loss (gain) on loans held for sale	(1,207)	—	299
Mortgage banking operations	13	29	12	2
Fees on transaction accounts	459	431	199	146
(Loss) gain on sale of investments and mortgage-backed Securities	(5,863)	51	27	51
Income from bank owned life insurance	428	339	146	103
Other income	327	341	105	99

Total other income, net	(5,833)	1,165	808	400

Non-Interest Expenses
Salaries and related expense	5,944	6,247	1,997	1,986
Occupancy expense	1,686	1,597	565	527
Data processing expense	1,088	1,327	365	355
Property and equipment expense	899	939	303	320
Professional fees	385	207	63	38
Advertising	391	464	102	191
(Recovery) loss on dishonored checks	(3,353)	10,721	—	10,721
Telephone, postage and office supplies	287	352	102	88
Debt retirement expense	17	—	—	—
Other expenses	820	759	252	219

Total non-interest expenses	8,164	22,613	3,749	14,445

(Loss) Income before tax benefit	(4,139)	(10,656)	846	(10,493)
Income tax (benefit) expense	(1,524)	(3,761)	247	(3,603)

Net income (loss)	$(2,615)	$(6,895)	$599	$(6,890)

Per Share Data:
Basic and diluted earnings per share	$(.44)	$(1.18)	$.10	$(1.18)

Dividends per share	$.00	$.375	$.00	$.125

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended June 30,
	2007	2006
	( in thousands)
Net Loss	$(2,615)	$(6,895)
Other comprehensive income, net of tax:
Unrealized net holding (losses) on available-for-sale portfolios, net of tax $(516) and $(1,705)	(819)	(2,694)
Reclassification adjustment for losses included in net income, net of tax $2,265 and $2	3,599	3

Comprehensive Income (Loss)	$165	$(9,586)

	For the Three Months Ended June 30,
	2007	2006
	( in thousands)
Net Income (Loss)	$599	$(6,890)
Other comprehensive income, net of tax:
Unrealized net holding (losses) on available-for-sale portfolios, net of tax $(1,368) and ($525)	(1,253)	(811)
Reclassification adjustment for losses (gains) included in net income, net of tax $10 and $2	(17)	3

Comprehensive (Loss)	$(671)	$(7,698)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)
Operating Activities
Net loss	$(2,615)	$(6,895)
Adjustments to reconcile net (loss) to
Net Cash Provided by Operating Activities
Loss (gain) on sale of investments and mortgage-backed securities	5,863	(51)
Proceeds from sale of loans	45,231	—
Realized loss on loans held for sale`	1,207	—
Amortization of deferred loan fees and cost, net	(136)	(120)
Provision for losses on loans	117	152
Non-cash compensation under stock-based benefit plan	234	202
Amortization of purchase premiums and discounts, net	170	244
Provision for depreciation	789	780
(Gain) loss on sale of repossessed assets	(10)	26
Increase in cash surrender value of bank owned life insurance	(428)	(339)
Increase in accrued interest and other assets	(307)	(3,450)
Increase in other liabilities	285	2,169
Increase in obligation under Rabbi Trust	15	24

Net cash provided (used) by operating activities	50,415	(7,258)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(44)	(48)
Purchase of investment securities – held to maturity	—	(3,000)
Purchase of investment securities – available for sale	(802)	(1,257)
Proceeds from maturities of investment securities – available for sale	15,000	1,500
Proceeds from sale of investment securities – available for sale	126,480	405
Proceeds from maturities of investment securities – held to maturity	3,500	500
Net decrease (increase) in loans	8,995	(13,482)
Purchase of mortgage-backed securities – available for sale	(84,867)	—
Purchase of mortgage-backed securities – held to maturity	—	(6,704)
Principal collected on mortgage-backed securities	13,206	21,944
Proceeds from sale of mortgage-backed securities – available for sale	77,771	—
Proceeds from sales of repossessed assets	211	266
Investment in premises and equipment	(135)	(1,688)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	4,702	805

Net cash provided (used) by investing activities	164,017	(759)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(38,270)	$21,833
Net increase in advances by borrowers for taxes and insurance	1,294	1,523
Proceeds from Federal Home Loan Bank of Atlanta advances	146,550	164,550
Repayment of Federal Home Loan Bank of Atlanta advances	(244,550)	(183,200)
Acquisition of stock for Rabbi Trust	(13)	(33)
Exercised stock options	17	10
Dividends paid on common stock	—	(795)

Net cash (used) provided by financing activities	(134,972)	3,888

Increase in cash equivalents	79,460	(4,129)
Cash and cash equivalents at beginning of period	11,737	23,529

Cash and cash equivalents at end of period	$91,197	$19,400

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$19,811	$18,258

Income taxes	$—	$—

Supplemental Disclosures of Non-cash Investing Activity:
Transfer of held to maturity securities to available for sale	$27,536	$—

Transfer of loans to loans held for sale	$46,438	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Principles of Consolidation

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

Note 2 – Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2007. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets and intangible assets.

Note 3 – Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. As of June 30, 2007 39,864 shares were excluded from the diluted earnings per shares calculations as they were anti-dilutive. The basic and diluted weighted average shares outstanding for the nine and three months ended June 30, 2007 and 2006 are as follows:

	For the Nine Months Ended June 30,
	2007			2006
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$(2,615)	5,901	$(.44)	$(6,895)	5,851	$(1.18)

Diluted EPS
Effect of dilutive shares	—	—	—	—	—	—

(Loss) Income available to shareholders plus assumed conversions	$(2,615)	5,901	$(.44)	$(6,895)	5,851	$(1.18)

	For the Three Months June 30,
	2007			2006
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$599	5,884	$.10	$(6,890)	5,857	$(1.18)

Diluted EPS
Effect of dilutive shares	—	28.10		—	—	—

Income available to shareholders plus assumed conversions	$599	5,912	$.10	$(6,890)	5,857	$(1.18)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$46,957	7.32%	$9,622	1.50%	$	N/A	N/A	%
Tier I capital (2)	46,957	12.16	N/A	N/A		23,170	6.00
Core (1)	46,957	7.32	25,658	4.00		32,072	5.00
Risk-weighted (2)	48,978	12.68	30,894	8.00		38,617	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6 – Stock Option Plans

As of June 30, 2007 and 2006, the Company had four stock-based employee compensation plans, which are more fully described in the 2006 Annual Report. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. This resulted in $17,249 and $24,000 of compensation expense to be recorded during the nine months ended June 30, 2007 and 2006 respectively. Compensation expense of $7,389 and $8,000 was recorded during the quarters ended June 30, 2007 and 2006 respectively.

At June 30, 2007, there were 36,250 shares under option with an exercise price of $8.00 and a weighted average contractual life of 2 years, 75,250 shares with an exercise price of $11.375 and a weighted average remaining life of 5 years and 20,000 shares with an exercise price of $14.97 and a contractual life of 9.3 years that vest ratably over five years. The total exercisable shares of 111,500 have a weighted average remaining life of 4 years, and an aggregate intrinsic value of $54,000 at June 30, 2007.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the nine months ended June 30, 2007.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	113,500	$10.30
Options exercised	(2,000)	11.38
Granted	20,000	14.97

Outstanding at June 30, 2007	131,500	$10.99

Exercisable at June 30, 2007	111,500	$10.28

The weighted average fair values of our option grants for the nine months ended June 30, 2007 and 2006 were $148,000 and $0 respectively, on the dates of grants. No options were granted during fiscal year 2006 or 2005. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the nine months ended June 30, 2007 and 2006:

2007
Dividend Yield	$0
Expected volatility	29.95
Risk-free interest rate	4.64
Expected lives	10.0 years

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Recent Accounting Pronouncements

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

Note 8 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $796,000 of standby letters of credit as of June 30, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not considered to be material.

Note 9 – Balance Sheet Restructuring

During the nine months ended June 30, 2007, the Company restructured its balance sheet. The Company sold approximately $169.1 million of investments and mortgage-backed securities, $31.9 million in mutual funds and $46.4 million in fixed rate single family mortgage loans. The Company used a portion of the proceeds from these sales to prepay $98.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. During the nine months ended June 30, 2007, the Company transferred $27.5 million of securities that were previously classified as held to maturity to the available for sale classification. Accordingly, the Company has reclassified all remaining securities as available for sale. The Company accounts for security transactions based upon the trade date.

Note 10 – Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At June 30, 2007, the Company had total consolidated assets of $651.1 million, total deposits of $566.5 million and stockholders’ equity of $33.8 million.

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

As part of the Plan, the new Maryland holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The amount of stock that will be offered will be based on an independent appraisal of the Company as fully converted. The new Maryland corporation expects to retain one-half of the net proceeds of the offering, less the amount needed to fund an employee stock ownership plan, and contribute the remaining net proceeds to the Bank. The new Maryland corporation may contribute a greater percentage of the net proceeds to ensure that at the closing of the conversion the Bank has tangible capital of at least 10.0% of adjusted total assets. The Company anticipates that the additional capital raised in the conversion will assist it to continue to satisfy its debt obligations under the trust preferred securities. Consummation of the Plan is subject to, among other conditions, the approval of the Office of Thrift Supervision, the Company’s stockholders and the MHC’s members.

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

In addition to the Supervisory Agreement, we have made certain other commitments to the Office of Thrift Supervision. These commitments are as follows:

•	Baltimore County Savings Bank, F.S.B. will not pay any dividend to BCSB Bankcorp or to Baltimore County Savings Bank, M.H.C. without the prior written approval of the Office of Thrift Supervision.

•	BCSB Bankcorp will not declare or pay any dividends, nor will it incur any debt, without the prior written approval of the Office of Thrift Supervision.

•	Our Board of Directors will revise our internal control policies and procedures related to higher risk accounts in accordance with our Bank Secrecy Act compliance program.

While we believe we are in compliance with the terms of the Supervisory Agreement and our additional commitments, a failure to comply with the Supervisory Agreement and our additional commitments could result in the initiation of further enforcement action by the Office of Thrift Supervision, including the imposition of civil monetary penalties. We have incurred significant additional regulatory compliance expense in connection with the Supervisory Agreement and our additional commitments. However, regulatory compliance expense attributable to the Supervisory Agreement and our additional commitments is not anticipated to have a material financial impact on us in the future, except that, if we are unable to complete this offering, BCSB Bankcorp’s commitment not to incur debt, and Baltimore County Savings Bank’s commitment not to pay a dividend to BCSB Bankcorp, without prior Office of Thrift Supervision approval, could adversely affect our ability to meet our obligations under our trust preferred securities. For further information, see “Risk Factors—Risks Related to Our Business—We are subject to the restrictions and conditions of a Supervisory Agreement with, and other commitments have made to, the Office of Thrift Supervision. Failure to comply with the Supervisory Agreement could result in additional enforcement action against us, including the imposition of monetary penalties, and could adversely affect our ability to meet our obligations under our trust preferred securities. “ and “Regulation and Supervision”.

Balance Sheet Restructuring

The Company is in the process of transforming its balance sheet by emphasizing assets and liabilities that allow us to increase our net interest margin while reducing exposure to risk from interest rate fluctuations. The Company will accomplish this transformation with short-term and long-term initiatives.

In the short-term, we executed an initiative to restructure our balance sheet as follows:

The Company sold approximately $169.1 million of mortgage-backed securities and investment securities with an average yield of 3.51%. The Company used the majority of the proceeds from these sales to prepay $98.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. The remainder of the proceeds from the sale of mortgage-backed securities and investment securities initially are invested in overnight deposits with the Federal Home Loan Bank of Atlanta yielding 5.19% and used, over time, to fund outflows of certificate of deposit accounts which is expected to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source.

We sold $31.9 million of mutual funds and approximately $46.4 million of fixed-rate single-family mortgage loans with a weighted average yield of 5.11% and a weighted average remaining term to maturity of 119 months. Approximately 75% of the proceeds from these sales were used to purchase investment securities with an anticipated approximate yield of 5.55%. We expect to use the remaining proceeds from the sale of single-family mortgage loans to originate commercial mortgage loans as opportunities to do so become available.

As a result of this balance sheet restructuring, we expect to increase our interest rate spread, reduce our exposure to risks of interest rate fluctuations and improve our capital ratios. In connection with the balance sheet restructuring, we incurred an after-tax charge to income of $4.7 million during the nine months ending June 30, 2007. There were no known credit issues with any of the assets that were sold. The losses associated with the assets sold as a result of the restructuring were generally a reflection of the assets’ yield in the current interest rate environment. Our recent analysis indicated that without taking this action, net interest margins and net income would have declined in future periods. We believe that the balance sheet restructuring, will improve profitability going forward, although there can be no assurances that this will occur. The decision to execute the restructuring occurred on March 21, 2007 and was only considered after our Board of Directors approved the Plan on February 14, 2007.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition is based on the consolidated financial statements, and consolidated statements of operations which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2007 and September 30, 2006

During the nine months ended June 30, 2007, we significantly restructured our balance sheet by selling mortgage-backed securities, investment securities and mutual funds. For further information regarding this restructuring and future planned asset sales, as well as our use and intended use of the proceeds from these asset sales, see “—Balance Sheet Restructuring”.

During the nine months ended June 30, 2007, the Company’s assets decreased by $134.7 million, or 17.1% from $785.8 million at September 30, 2006 to $651.1 million at June 30, 2007. The Company’s interest bearing deposits in other banks increased $40.3 million, from $2.9 million at September 30, 2006 to $43.2 million at June 30, 2007 as the Company invested the proceeds from sales of mortgage-backed securities and investment securities in short-term instruments. Such funds are expected to be used in funding the outflows of certificate of deposit accounts that are expected to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source. The Company’s investment portfolio available for sale decreased $139.2 million, or 97.3%, from $143.1 million at September 30, 2006 to $3.9 million at June 30, 2007 due to the sale of various investment securities in an effort to restructure the balance sheet. The Company’s investment portfolio held to maturity decreased $4.5 million from $4.5 million at September 30, 2006 to $0 at June 30, 2007, as various investments matured and the funds were not reinvested in securities as the Company restructured its balance sheet. Net loans receivable, decreased $55.7 million, or 12.0%, from $463.8 million at September 30, 2006 to $408.0 million at June 30, 2007. The Bank’s lending strategy has shifted such that commercial real estate lending and commercial business lending and short term home equity lending have become key focuses. The Bank ceased its indirect auto lending program in December 2005. The indirect loan portfolio was $42.3 million at September 30, 2006 and $25.8 million at June 30, 2007. It is expected to decline over time as the loans are paid down. The Company’s mortgage-backed securities available for sale increased $20.2 million, or 23.3%, from $86.8 million at September 30, 2006 to $107.0 million at June 30, 2007. This increase was primarily a result of the transfer and reclassification of held to maturity mortgage-backed securities to available for sale and securities purchased in the restructuring. The Company’s mortgage-backed securities held to maturity decreased $28.7 million or 100.0% from $28.7 million at September 30, 2006 to $0 at June 30, 2007 as all mortgage-backed securities are now classified as available for sale for liquidity purposes. The Company no longer intends to classify mortgage-backed securities and investment securities as held to maturity for the foreseeable future. Premises and equipment decreased $653,000, or 5.8%, from $11.2 million at September 30, 2006 to $10.6 million at June 30, 2007. The cash surrender value on the Bank Owned Life Insurance increased $473,000, or 3.6%, from $13.2 million at September 30, 2006 to $13.7 million at June 30, 2007. Due to the decrease in the interest margin, the Bank’s current budget calls for minimal growth, until interest margins return to a level sufficient to allow growth. The Bank is seeking to increase core deposits in an effort to decrease the cost of funds. Any increase in deposits may be offset by decreases in levels of borrowings. New loans may be made to offset payments received on existing loans and securities. If payments received on loans exceed demand, then securities may be purchased or borrowings further reduced.

Deposits decreased by $38.3 million, or 6.3%, from $604.8 million at September 30, 2006 to $566.5 million at June 30, 2007. This decrease was primarily due to increased competition. Short-term advances from the Federal Home Loan Bank of Atlanta decreased by $30.0 million, or 75.0%, from $40.0 million at September 30, 2006 to $10.0 million at June 30, 2007. Long-term advances from the Federal Home Loan Bank of Atlanta decreased $68.5 million, or 87.3%, from $78.5 million at September 30, 2006, to $10.0 million at June 30, 2007. Advances from the Federal Home Loan Bank of Atlanta decreased as the Bank used funds from the sale of securities to pay off $98.5 million in high cost advances as part of the strategy to restructure the balance sheet.

Stockholders’ equity increased by $418,000, or 1.2%, from $33.4 million at September 30, 2006 to $33.8 million at June 30, 2007, which was primarily attributable to the decrease in accumulated other comprehensive loss of $2.8 million, from a negative $4.3 million at September 30, 2006 to a negative $1.6 million at June 30, 2007, offset, in part, by net losses of $2.6 million for the nine months ended June 30, 2007. The change in these unrealized losses was mainly due the realization of the losses as the securities were sold. The remaining unrealized losses are considered temporary as they reflect market values on June 30, 2007 and are subject to change daily as interest rates fluctuate. This decrease in accumulated other comprehensive loss is due to the effect rising interest rates have on the available for sale securities recorded at fair market value and has no impact on the Bank’s regulatory capital.

Comparison of Operating Results for the Nine Months Ended June 30, 2007 and 2006

Net Income. Net income for the nine months ended June 30, 2007 was impacted significantly by our balance sheet restructuring. In March of 2007, we elected to sell approximately $169.1 million of securities held in our investment portfolio (average yield 3.51%) and use the majority of the proceeds from the sale to repay short-term borrowings (average cost 4.97%). We also sold $31.9 million of mutual funds and $46.4 million of fixed-rate single family mortgage loans with a weighted average yield of 5.11%. In conjunction with the restructuring, we realized pre-tax losses on the sales of securities and loans of $7.1 million. The restructure is expected to have a positive impact in future periods as the yields on securities and loans sold were significantly lower than those on borrowings repaid. During the same period the Bank recovered a partial amount of the loss from the check- kiting scheme that was perpetrated on the Bank in June of 2006. The amount recovered from insurance proceeds was $3.4 million.

Net loss decreased from a loss of $6.9 million for the nine months ended June 30, 2006 to a net loss of $2.6 million for the nine months ended June 30, 2007. The decrease was primarily due to a decrease in the loss on dishonored checks of $14.1 million for the nine months ended June 30, 2007, from a loss of $10.7 million for the nine months ended June 30, 2006 to a recovery of $3.4 million for the nine months ended June 30, 2007. This was partially offset by a loss on the sale of investments and mortgage backed securities of $5.9 million for the nine months ended June 30, 2007, and a loss on the sale of loans of $1.2 million. Also contributing to the net loss for the nine months ended June 30, 2007 was a decrease of $969,000, or 8.8%, in net interest income from $10.9 million for the nine months ended June 30, 2007 to $10.0 million for the nine months ended June 30, 2007.

Net Interest Income. Net interest income decreased by $969,000 or 8.8% from $10.9 million for the nine months ended June 30, 2006 compared to $10.0 million for the nine months ended June 30, 2007. The decrease in net interest income primarily was the result of increases in the average rate on interest bearing liabilities offset partially by decrease in the average balance of interest bearing liabilities. The interest rate spread decreased 9 basis points from 2.00% for the nine months ended June 30, 2006 to 1.91% for the nine months ended June 30, 2007. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 98.19% for the nine months ended June 30, 2006 to 100.13% for the nine months ended June 30, 2007. The Company’s interest rate spread has decreased due to the rising rates paid on deposits not being completely offset by rising rates for new loans. With the sale of low yielding assets and the redemption of high cost borrowings as a result of the balance sheet restructuring, improvements in interest spread are expected to occur. Changes in short term rates affect the Company’s interest rate spread as $23.0 million borrowed funds tied to LIBOR re-price as interest rates fluctuate.

Interest Income. Interest income increased by $204,000, or .69% from $29.6 million for the nine months ended June 30, 2006 to $29.9 million for the nine months ended June 30, 2007. Interest and fees on loans increased by $771,000, or 3.7%, from $21.0 million for the nine months ended June 30, 2006 to $21.8 million for the nine months ended June 30, 2007. This was primarily due to a increase in the average yield earned on loans receivable of 32 basis points from 6.07% for the nine months ended June 30, 2006, to 6.39% for the nine months ended June 30, 2007. This was partially offset by a decrease in the average balance of loans receivable of $7.3 million from $461.1 million for the nine months ended June 30, 2006 to $453.8 million for the nine months ended June 30, 2007. The decrease in the average balance of loans was primarily attributable to the sale of $46.4 million of residential loans, competition and current economic conditions. The increase in the average yield was attributable to the prevailing market rates in the economy. Interest on mortgage-backed securities decreased by $353,000 or 9.2% from $3.8 million for the nine months ended June 30, 2006 to $3.5 million for the nine months ended June 30, 2007. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $126.6 million for the nine months ended June 30, 2006 to $103.7 million for the nine months ended June 30, 2007. The decrease in the average balance more than offset an increase in the average rate from 4.02% at June 30, 2006 to 4.46% at June 30, 2007. Interest and dividends on investment securities decreased $1.5 million, from $4.6 million for the nine months ended June 30, 2006 to $3.2 million for the nine months ended June 30, 2007. This was primarily due to an increase in the average yield on investments of 46 basis points from 3.87% for the nine months ended June 30, 2006 to 4.33% for the nine months ended June 30, 2007 due to “step up” provisions on some investment securities and the sale of lower yielding securities. However, this was partially offset by a decrease in the average balance of investments of $62.3 million, from $160.4 million for the nine months ended June 30, 2006 to $98.1 million for the nine months ended June 30, 2007.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, increased from $18.7 million for the nine months ended June 30, 2006 to $19.9 million for the nine months ended June 30, 2007, an increase of $1.2 million or 6.3%. Interest on deposits increased $2.2 million from $13.3 million at June 30, 2006 to $15.5 million at June 30, 2007 due to an increase in the average cost of deposits of 58 basis points from 2.91% for the nine months ended June 30, 2006 to 3.49% for the nine months ended June 30, 2007. This was partially offset by a decrease in the average balance of deposits of $15.1 million, or 2.5%, from $608.4 million at June 30, 2006 to $593.3 million at June 30, 2007. The decrease in deposits was primarily due to increased competition for deposit funds. We intend to reduce our reliance on higher cost certificates of deposits. Interest on short-term borrowings decreased by $1.0 million, or 51.2%, for the nine months ended June 30, 2007 from $2.0 million at June 30, 2006 to $971,000 at June 30, 2007. Interest on long-term borrowings decreased by $206,000, or 10.0% for the nine months ended June 30, 2007 from $2.1 million for the nine months ended June 30, 2006 to $1.9 million for the nine months ended June 30, 2007. The overall decrease in borrowings was primarily due to a decrease of $59.9 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the nine months ended June 30, 2007. Also contributing to interest expense was interest on the Junior Subordinated Debentures, which increased by $142,000 for the nine months ended June 30, 2007 from $1.4 million for the nine months ended June 30, 2006 to $1.5 million for the nine months ended June 30, 2007. The average rate paid on the Junior Subordinated Debentures increased 82 basis points from 8.02% during 2006 to 8.84% during 2007. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2007 and 2006. Total average assets are computed using month-end balances. No tax equivalency adjustment has been made as the Company does not earn interest income exempt from federal income tax. Loans placed on non-accrual are included in the average balance.

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

	For the Nine Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$453,808	$21,763	6.39%	$461,064	$20,992	6.07%
Mortgage-backed securities	103,735	3,468	4.46	126,659	3,821	4.02
Investment securities	98,064	3,186	4.33	160,400	4,657	3.87
Other interest earning assets	36,425	1,443	5.28	4,218	186	5.88

Total Interest-earning assets	692,032	29,860	5.75	752,341	29,656	5.26
Bank Owned Life Insurance	13,434			12,847
Noninterest-earning assets	25,444			45,308

Total assets	$730,910			$810,496

Interest-bearing liabilities:
Deposits	$593,272	$15,517	3.49	$608,367	$13,260	2.91
Short-term FHLB Advances	26,956	971	4.80	69,726	1,991	3.81
Long-term FHLB Advances	45,788	1,859	5.41	62,928	2,065	4.38
Junior Subordinated Debentures	23,197	1,538	8.84	23,197	1,396	8.02
Other liabilities	1,941	—	.00	2,027	0	0

Total interest-bearing liabilities	691,154	19,885	3.84	766,245	18,712	3.26

Noninterest-bearing liabilities	5,836			5,627

Total liabilities	696,990			771,872
Stockholders’ Equity	33,920			38,624

Total liabilities and stockholders’ equity	$730,910			$810,496

Net interest income		$9,975			$10,944

Interest rate spread			1.91%			2.00%

Net interest margin			1.92%			1.94%

Ratio average interest earning assets/interest-bearing liabilities			100.13%			98.19%

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

	For Nine Months Ended June 30,
	2007		vs.	2006

	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(330)	$1,119	$(18)	$771
Mortgage-backed securities	(685)	405	(73)	(353)
Investment securities and FHLB Stock	(1,808)	555	(218)	(1,471)
Other interest-earning assets	1,421	(19)	(145)	1,257

Total interest-earning assets	(1,402)	2,060	(454)	204

Interest expense:
Deposits	(329)	2,652	(66)	2,257
Short-term FHLB advances	(1,222)	521	(319)	(1,020)
Long-term FHLB advances	(562)	489	(134)	(207)
Junior Subordinated Debentures	0	142	0	142
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(2,113)	3,804	(519)	1,172

Change in net interest income	$711	$(1,744)	$65	$(968)

Provision for Loan Losses. The Company charges or credits to income provisions for loan losses to maintain the total allowance for loan losses at a level management considers adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established additional provision for losses on loans of $117,000 during the nine months ended June 30, 2007 as compared to $152,000 for the nine months ended June 30, 2006. Loan chargeoffs for the nine months ended June 30, 2007 were $302,000 as compared to $467,000 for the nine months ended June 30, 2006, a decrease of $165,000. Loan recoveries were $212,000 for the nine months ended June 30, 2007 compared to $219,000 for the nine months ended June 30, 2006. Non performing loans at June 30, 2007 were $2.8 million as compared to $175,000 at June 30, 2006. The total allowance for loan losses is $2.7 million at June 30, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income was $1.2 million for the nine months ended June 30, 2006 and ($5.8) million for the nine months ended June 30, 2007. During the nine months ended June 30, 2007, the Company incurred a loss of $5.9 million from the sale of investments and mortgage-backed securities as the Bank implemented its restructuring plan. The amount realized from this sale was a loss of $1.2 million for the nine months ended June 30, 2007. The difference in the loss was primarily due to interest rate fluctuations. In March 2007 the Company recorded a $1.5 million valuation allowance on loans held for sale. Fees on transaction accounts also increased by $28,000 from $431,000 for the nine months ended June 30, 2006 to $459,000 for the nine months ended June 30, 2007. In May of 2007 the Bank implemented an overdraft protection program. Losses on repossessed assets decreased by $36,000 from a loss of $26,000 for the nine months ended June 30, 2006 to a gain of $10,000 for the nine months ended June 30, 2007. Income from Bank Owned Life Insurance (BOLI) increased $89,000 from $339,000 for the nine months ended June 30, 2006, to $428,000 for the nine months ended June 30, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $14.4 million, or 63.9%, from $22.6 million for the nine months ended June 30, 2006 to $8.2 million for the nine months ended June 30, 2007. The decrease in non-interest expenses was primarily due to the recovery of $3.3 million of insurance proceeds on the loss from the check-

kiting scheme perpetrated on the Bank discovered in June 2006 of $10.7 million before taxes. Data processing fees decreased by $239,000, from $1.3 million for the nine months ended June 30, 2006 to $1.1 million for the nine months ended June 30, 2007. This decrease was due to the change of data processors. Salaries and related expenses decreased by $303,000, or 4.85%, from $6.2 million for the nine months ended June 30, 2006 to $5.9 million for the nine months ended June 30, 2007. This decrease was primarily due to a decrease in the work force as the Bank continued with its cost cutting strategies. Employee benefits were adjusted to be less costly while still offering competitive benefits. Advertising expense also decreased by $73,000, or 15.7%, from $464,000 for the nine months ended June 30, 2006 to $391,000 for the nine months ended June 30, 2007. This decrease was due to decreased advertising during the period. Professional fees increased $178,000, or 86.0%, from $207,000 for the nine months ended June 30, 2006 to $385,000 for the nine months ended June 30, 2007. Professional fees increased due to additional legal fees arising from the supervisory agreement and the check- kiting scheme perpetrated against the Bank in June 2006. There was also an increase in other expenses of $61,000, or 8.0%, from $759,000 for the nine months ended June 30, 2006 to $820,000 for the nine months ended June 30, 2007.

Income Taxes. The Company’s income tax (benefit) was $(1.5) million and $(3.8) million for the nine months ended June 30, 2007 and 2006, respectively. The Company’s tax benefit decreased for the nine months ended June 30, 2007 as compared to the same period in the prior year as the Company’s loss decreased due to the recovery of $3.3 million of insurance proceeds on the loss from the check-kiting scheme perpetrated on the Bank discovered in June 2006. The Company also earned certain income that is exempt from state taxes and $428,000 non-taxable income from the Bank Owned Life Insurance during the nine months ended June 30, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net Income. Net income increased by $7.5 million, from a net loss of $(6.9) million for the three months ended June 30, 2006 to net income of $599,000 for the three months ended June 30, 2007. The increase in net income was primarily attributable to a decrease in non-interest expense of $10.6 million from $14.4 million for the three months ended June 30, 2006 to $3.7 million for the three months ended March 31, 2007. The decrease in non-interest expense was due primarily to a decrease in the loss on dishonored checks from $10.7 million for the three months ended June 30, 2006 to $0 for the three months ended June 30, 2007. This was partially offset by an increase in net interest income by $215,000 or 6.0%, from $3.6 million for the three months ended June 30, 2006 to $3.8 million for the three months ended June 30, 2007.

Net Interest Income. Net interest income increased by $215,000 or 6.0% from $3.6 million for the three months ended June 30, 2006 to $3.8 million for the three months ended June 30, 2007. The increase in net interest income primarily was the result of increases in the average rate on interest-earning assets of 77 basis points from 5.38% for the three months ended June 30, 2006 to 6.15% for the three months ended June 30, 2007 which was partially offset by a decrease in the average balance of interest-earning assets from, $756.9 million at June 30, 2006 to $628.1 million at June 30, 2007. The average rate on interest bearing liabilities increased 29 basis points from 3.43% for the three months ended June 30, 2006 to 3.72% for the three months ended June 30, 2007. The increase in the average rate was partially offset by the decrease in the average balance of interest-bearing liabilities of $138.8 million from $770.5 million for the three months ended June 30, 2006 to $631.7 million for the three months ended June 30, 2007. The Company’s ratio of average interest-earning assets to average interest-bearing liabilities increased from 98.2% for the three months ended June 30, 2006 to 99.4% for the three months ended June 30, 2007. The primary reason for the increase in this ratio is the decrease in interest-bearing liabilities by retiring $98.5 million FHLB advances, as the Company restructured its balance sheet. With the sale of low yielding assets and the redemption of high cost borrowings as a result of the balance sheet restructuring, improvements in interest rate spread should occur in the future.

Interest Income. Interest income decreased by $523,000, or 5.1%, from $10.2 million for the three months ended June 30, 2006 to $9.6 million for the three months ended June 30, 2007. Interest and fees on loans decreased by $83,000, or 1.1%, from $7.3 million for the three months ended June 30, 2006 to $7.2 million for the three months ended June 30, 2007. This was primarily due to a decrease in the average balance of loans receivable of $26.5 million from $466.7 million for the three months ended June 30, 2006 to $440.2 million for the three months ended at June 30, 2007. The decrease in the average balance was primarily due to the sale of $46.4 million of residential loans due to the restructuring of the balance sheet. This was partially offset by an increase in the average yield earned on loans receivable of 30 basis points from 6.22% for the three months ended June 30, 2006 to 6.52% for the three months ended June 30, 2007. The increase in the average yield was attributable to the prevailing market interest rates. Interest on mortgage-backed securities decreased $94,000, or 7.7%, from $1.2 million for the three months ended June 30, 2006 to $1.1 million for the three months ended June 30, 2007. This decrease was primarily due to the decrease in the average balance of mortgage-backed securities from $120.6 million for the three months ended June 30, 2006 to $87.7 million for the three months ended June 30, 2007. The decrease in the average balance more than offset an increase in the average rate from 4.06% for the three months ended June 30, 2006 to 5.16% for the three months ended June 30, 2007. Interest and dividends on investment securities decreased by $1.4 million, or 92.4%, from $1.6 million for the three months ended June 30, 2006 to $120,000 for the three months ended June 30, 2007. This was primarily due to a decrease in the average balance of investments of $153.6 million, from $161.1 million for the three months ended June 30, 2006 to $7.5 million for the three months ended June 30, 2007. The decrease in the average balance of investment securities and FHLB stock was due to the balance sheet restructuring. However, this was partially offset by an increase in the average yield on investments of 246 basis points from 3.92% for the three months ended June 30, 2006 to 6.38% for the three months ended June 30, 2007 due to step up provisions on some investment securities.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, decreased from $6.6 million for the three months ended June 30, 2006 to $5.9 million for the three months ended June 30, 2007, a change of $738,000, or 11.2%. Interest on deposits increased $285,000, or 6.0%, from $4.8 million for the three months ended June 30, 2006 to $5.1 million for the three months ended June 30, 2007 due to an increase in the average yield on deposits of 39 basis points from 3.09% for the three months ended June 30, 2006 to 3.48% for the three months ended June 30, 2007. This was partially offset by a decrease in the average balance of deposits of $36.5 million, or 5.9%, from $619.1 million for the three months ended June 30, 2006 to $582.6 million for the three months ended June 30, 2007. The decrease in deposits was primarily due to increased competition for low cost deposit funds. Interest on short-term borrowings decreased by $374,000, or 77.59%, from $482,000 for the three months ended June 30, 2006, to $108,000 for the three months ended June 30, 2007. Interest on long-term borrowings decreased by $670,000, or 78.8%, from $850,000 for the three months ended June 30, 2006 to $180,000 for the three months ended June 30, 2007. The overall decrease in interest on borrowings was primarily due to a decrease of $102.2 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended June 30, 2007. The average rate increased 71 basis points from 4.24% for the three months ended June 30, 2006 to 4.95% for the three months ended June 30, 2007. Also contributing to interest expense was interest on the Junior Subordinated Debentures, which increased by $21,000 from $493,000 for the three months ended June 30, 2006 to $514,000 for the three months ended June 30, 2007. This increase was due to the increase in the average yield paid on the Junior Subordinated Debentures from 8.50%, during 2006 to 8.86% during 2007. The rates on the Junior Subordinate Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2007 and 2006. Total average assets are computed using month-end balances. No tax equivalency adjustment has been made as the Company does not earn interest income exempt from federal income tax. Loans placed on non-accrual are included in the average balance.

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

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$440,253	$7,173	6.52%	$466,665	$7,256	6.22%
Mortgage-backed securities	87,685	1,132	5.16	120,642	1,226	4.06
Investment securities	7,522	120	6.38	161,094	1,578	3.92
Other interest earning assets	92,661	1,231	5.31	8,465	119	5.62

Total interest-earning assets	628,121	9,656	6.15	756,866	10,179	5.38
Bank Owned Life Insurance	13,593			12,981
Noninterest-earning assets	28,604			43,194

Total assets	$670,318			$813,041

Interest-bearing liabilities:
Deposits	$582,583	$5,067	3.48	$619,117	$4,782	3.09
Short-term FHLB Advances	10,000	108	4.32	50,833	482	3.79
Long-term FHLB Advances	13,333	180	5.40	74,667	850	4.55
Junior Subordinated Debentures	23,197	514	8.86	23,197	493	8.50
Other liabilities	2,564	—	.00	2,744	—	.00

Total interest-bearing liabilities	631,677	5,869	3.72	770,558	6,607	3.43

Noninterest-bearing liabilities	4,564			7,491

Total liabilities	636,241			778,049
Stockholders’ Equity	34,077			34,992

Total liabilities and stockholders’ equity	$670,318			$813,041

Net interest income		$3,787			$3,572

Interest rate spread			2.43%			1.95%

Net interest margin			2.41%			1.89%

Ratio average interest-earning assets/interest bearing liabilities			99.44%			98.22%

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

	For Three Months Ended June 30,
	2007		vs.	2006

	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(435)	$373	$(21)	$(83)
Mortgage-backed securities	(331)	326	(89)	(94)
Investment securities	(1,505)	999	(952)	(1,458)
Other interest-earning assets	1,186	(7)	(67)	1,112

Total interest-earning assets	(1,085)	1,691	(1,129)	(523)

Interest expense:
Deposits	(282)	603	(36)	285
Short-term FHLB advances	(388)	65	(51)	(374)
Long-term FHLB advances	(699)	157	(128)	(670)
Junior Subordinated Debentures	—	21	—	21
Other liabilities	—	—	—	—

Total interest-bearing liabilities	(1,369)	846	(215)	(738)

Change in net interest income	$284	$845	$(914)	$215

Provision for Loan Losses. The Company charges provisions for loan losses to income to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision or reversal, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company did not establish any additional provisions for losses on loans for the three months ended June 30, 2007. A provision of $20,000 was recorded for the three months ending June 30. 2006. Loan chargeoffs for the three months ended June 30, 2007 were $93,000, as compared to $110,000 for the three months ended June 30, 2006, a decrease of $17,000, or 15.4%. The decrease in loan chargeoffs was due to prevailing low loan delinquency and a decrease in actual losses in the bank’s consumer loan portfolio. Loan recoveries were $26,000 for the three months ended June 30, 2007 compared to $56,000 for the three months ended June 30, 2006. Non performing loans at June 30, 2007 were $2.8 million, as compared to $175,000 at June 30, 2006. The increase in non performing loans was due to a commercial customer who was delinquent and has subsequently filed for bankruptcy. While the Bank believes the collateral on this loan is sufficient to render the Bank whole, a specific valuation allowance of $280,000 has been associated with this loan due to changing market conditions and the time associated with the foreclosure process. The total loss allowance allocated to loans was $2.7 million at June 30, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income was $400,000 for the three months ended June 30, 2006 as compared to $808,000 for the three months ended June 30, 2007. Fees on transaction accounts increased $53,000 for the three months ended June 30, 2007 from $146,000 for the three months ended June 30, 2006 to $199,000 for the three months ended June 30, 2007. In May 2007 the Bank began offering an overdraft protection program. There was an increase in the gain on repossessed assets of $21,000 from a loss of $1,000 for the three months ended June 30, 2006 to a gain of $20,000 for the three months ended June 30, 2007. Repossessed assets are primarily vehicles which have been repossessed. The loss on repossessed assets is the deficiency from net proceeds from the sale of the collateral and the loan balance. Income from Bank Owned Life Insurance (BOLI) increased $43,000 for the three months ended June 30, 2007 from $103,000 for the three months ended June 30, 2006, to $146,000 for the three months ended June 30, 2007. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $10.7 million, or 74.05%, from $14.4 million for the three months ended June 30, 2006 to $3.7 million for the three months ended June 30, 2007. The decrease in non-interest expenses was primarily due to the decrease in loss on dishonored checks of $10.7 million for the three months ended June 30, 2007 from $10.7 million for the three months ended June 30, 2006, to $0 for the three months ended June 30, 2007. Salaries and related expenses remained relatively stable at $2.0 million for the three months ended June 30, 2006 and 2007. Advertising expense also decreased $89,000, or 46.6%, from $191,000 for the three months ended June 30, 2006 to $102,000 for the three months ended June 30, 2007. This decrease was due to decreased advertising during the period. These decreases were partially offset by increases in data processing fees of $10,000, from $355,000 for the three months ended June 30, 2006 to $365,000 for the three months ended June 30, 2007. Professional fees also increased by $25,000, or 65.8%, from $38,000 for the three months ended June 30, 2006 to $63,000 for the three months ended June 30, 2007. Occupancy expense increased by $38,000, or 7.21%, from $527,000 for the three months ended June 30, 2006 to $565,000 for the three months ended June 30, 2007. Other expenses increased $32,000 for the three months ended June 30, 2007, from $219,000 for the three months ended June 30, 2006 to $251,000 for the for the three months ended June 30, 2007.

Income Taxes. The Company’s income tax expense (benefit) was $247,000 and $(3.6) million for the three months ended June 30, 2007 and 2006, respectively. The Company also earned certain non-taxable income from the Bank Owned Life Insurance during the three months ended June 30, 2007 amounting to $146,000.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk, including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	June 30, 2007	September 30, 2006
	(In thousands)
Commitments to originate new loans	$10,779	$7,205
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	27,659	30,485
Commercial letters of credit	830	754

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

Asset Quality

At June 30, 2007, the Company had $2.9 million in non-performing assets, consisting of nonaccrual loans,, repossessed assets and foreclosed real estate, representing .45% of total assets. There was one impaired commercial loan at June 30 2007, for $2.3 million and $2.4 million at September 30, 2006. There is a specific allowance for this loan of $280,000. The Company believes this is sufficient due to the fact that the loan is collateral dependent and the Company does not expect to incur any additional loss. This was a single commercial real estate loan that was classified as nonaccrual during the year ended September 30, 2006. The loan is secured by a mixed retail and office use commercial office building in Timonium, Maryland. The loan had an outstanding principal balance of $2.3 million at June 30, 2007, and the property securing the loan was appraised at $2.6 million. The borrower is in bankruptcy. The property securing the loan is approximately 70% leased, the tenant makes rental payments directly to the Bank, and we use these payments to reduce the principal outstanding balance of the loan. At September 30, 2006, non-performing assets were $2.6 million or .33% of total assets. The Bank’s net chargeoffs for the nine months ended June 30, 2007 were $90,000. The Bank’s allowance for loan losses was $2.7 million at June 30, 2007 and $2.6 million at September 30, 2006. The Bank has no sub-prime or Alt-A loan exposure.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2007	At September 30, 2006
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$487	$70
Multi-family residential	—	—
Commercial real estate	2,283	2,381
Construction	—	—
Commercial loans	—	—
Land	—	—
Consumer Loans	13	—

Total nonaccrual loans	2,783	2,451
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	2,783	2,451
Other non-performing assets	126	130

Total nonperforming assets	$2,909	$2,581

Nonperforming loans to loans receivable, net	.68%	.53%
Nonperforming assets as a percentage of loans and foreclosed real estate	.71%	.56%
Nonperforming assets to total assets	.45%	.33%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$2,679	$2,747

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(302)	(467)

Total charge-offs	(302)	(467)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	212	219

Total recoveries	212	219
Net loans (charged-off)	(90)	(248)
Provision for loan losses	117	152

Balance at end of period	$2,706	$2,651

Ratio of net charge-offs to average loans outstanding during the period	(.02)%	(.05)%

Banking regulations require that the Company classify its assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. The Company regularly reviews its assets to determine whether any assets require classification or re-classification. At June 30, 2007, the Company had $4.3 million in classified assets, consisting of $4.2 million in substandard and loss loans, $94,000 in foreclosed real estate and $32,000 in other repossessed assets. At September 30, 2006, the Company had $2.6 million in substandard and loss loans, consisting of $2.5 million in loans, $94,000 in foreclosed real estate and $36,000 in other repossessed assets.

In addition to regulatory classifications, the Company also designates as “special mention” assets that are currently performing in accordance with their contractual terms but may become classified or non-performing assets in the future. At June 30, 2007, the Company identified approximately $1.0 million in assets classified as special mention.

Liquidity and Capital Resources

At June 30, 2007, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2007 and 2006, the Company had $60.9 million and $97.5 million, respectively, of gross loan originations. During the nine months ended June 30, 2007 and 2006, the Company purchased investment securities in the amounts of $802,000 and $1.3 million respectively, and mortgage-backed securities in the amounts of $84.9 million and $0 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $159.9 million as of June 30, 2007. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of June was approximately 33.0%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2007, cash, interest-bearing deposits in other banks and federal funds sold were $8.8 million, $43.2 million and $39.2 million, respectively. The Company invested the proceeds from sales of mortgage-backed securities and investment securities in short term instruments. These funds are expected to be used to fund outflows of certificate of deposit accounts which are expected to occur as we reduce certificates of deposit rates in an effort to reduce these higher cost deposits as a funding source.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2007 totaled $250.4 million. As part of the plan to restructure the balance sheet the Company plans to reduce certificate of deposit rates in an effort to reduce these higher cost of deposits as a funding source. The Company plans to decrease certificates of deposits by approximately $76.0 million over the next several months. Should the Bank experience significant deposit run off the Bank anticipates that it will have sufficient liquidity to meet its needs as outlined above. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Company has in this class of financial instruments and represents the Company’s exposure to credit loss from nonperformance by the other party.

The Company generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2007, the Company had commitments under standby letters of credit and lines of credit and commitments to originate mortgage loans of $830,000, $27.6 million and $10.8 million, respectively.

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

We had net losses of $2.6 million and $7.4 million during the nine months ended June 30, 2006 and the year ended September 30, 2006, respectively. We had net income of $601,000 and $885,000 during the years ended September 30, 2005 and 2004, respectively. Our return on average assets was (.48)%, (.92)%, .08% and ..12% for the nine months ended June 30, 2007 (annualized) and for the years ended September 30, 2006, 2005 and 2004 respectively, and our return on average equity was (10.27)%, (19.86)%, 1.40% and 2.03% for the nine months ended June 30, 2007 (annualized) and for the years ended September 30, 2006, 2005, 2004 respectively. We face significant challenges that will hinder our ability to generate competitive returns. These challenges include the fact that we operate under a Supervisory Agreement with the Office of Thrift Supervision, we have limited cash at our holding company and we have a low interest rate spread. While we have identified various strategic initiatives we will pursue in our efforts to overcome these challenges and improve earnings, our strategic initiatives my not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected.

Our increased emphasis on commercial real estate and commercial lending may expose us to increased lending risks.

In recent years we have significantly increased our emphasis on commercial real estate lending. Commercial real estate loans increased from $57.3 million, or 13.8% of our total loans, at September 30, 2002 to $167.7 million, or 41.1% of our total loans, at June 30, 2007. Moreover, as part of our strategy to increase earnings, we will seek to continue to increase commercial real estate lending, as well as commercial lending, and intend to add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

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

We do not expect to recover all of our losses from a recent check-kiting scheme, and our recovery efforts are expected to take a long period of time and may result in further expenses or litigation.

During the year ended September 30, 2006, we became aware of a check-kiting scheme perpetrated by a single commercial deposit customer. As a result of this check-kiting scheme, we incurred an after-tax loss of $6.9 million. During the quarter ended March 31, 2007, we reached a settlement with our insurance provider, pursuant to which we received a recovery of $3.35 million, or $2.2 million net of taxes, in settlement of a bond claim with our insurance carrier. We are aggressively pursuing collection of the remaining check-kiting losses from the customer, but the customer has filed for bankruptcy and one of the two principals of the customer has committed suicide. It does not appear that the customer, the surviving principal or the estate of the deceased principal has material assets from which we could make any recovery, particularly after payment of bankruptcy expenses by the bankruptcy estate of the customer. Moreover, there are other secured and unsecured creditors who are asserting additional and competing claims against the bankruptcy estate of the customer and certain principals of the customer. The recovery process is uncertain and is expected to require an extended period of time to resolve. Further, we will incur expenses in pursuing our recovery efforts, and it is possible that we may be involved in litigation with other creditors as we seek to recover limited available assets. In addition, the negative publicity from the check-kiting scheme hurt our ability in the short term to attract and retain deposits. We have examined all deposit accounts with more than a minimal negative balance and believe we do not have a risk of additional material check-kiting losses at this time. We also have developed and implemented additional procedures to detect check-kiting that we believe will reduce the risk of future check-kiting losses.

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

Future significant losses could result in an impairment charge relating to our goodwill and intangible assets. Additionally, future significant losses could result in the establishment of a valuation allowance for our deferred tax assets, which totaled $7.5 million at June 30, 2007, if their future realization is no longer considered more likely than not.

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

BCSB BANKCORP, INC.

Date: July 31, 2007	/s/ Joseph J. Bouffard
Joseph J. Bouffard President (Principal Executive Officer)

Date: July 31, 2007	/s/ Bonnie M. Klein
Bonnie M. Klein Senior Vice President and Treasurer (Principal Financial and Accounting Officer)