Form 10-Q/A
period 2007-06-30
BCSB BANKCORP INC
filed 2007-08-28
CIK 1052101

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

EXPLANATORY NOTE

This Form 10-Q/A for the quarter ended June 30, 2007 is being filed to correct the misclassification of cash flows from the sale of certain mortgage loans originally held for investment, which had been inappropriately classified as operating activities. In accordance with SFAS 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of mortgage loans originally held for investment should have been classified as investing activities rather than as operating activities.

The correction of the error described above affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows, but they do not have any impact on the total cash and cash equivalents presented therein.

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (as restated)

	For Nine Months Ended June 30,
	2007	2006
	(dollars in thousands)
Operating Activities
Net loss	$(2,615)	$(6,895)
Adjustments to reconcile net (loss) to
Net Cash Provided by Operating Activities
Loss (gain) on sale of investments and mortgage-backed securities	5,863	(51)
Realized loss on loans held for sale`	1,207	—
Amortization of deferred loan fees and cost, net	(136)	(120)
Provision for losses on loans	117	152
Non-cash compensation under stock-based benefit plan	234	202
Amortization of purchase premiums and discounts, net	170	244
Provision for depreciation	789	780
(Gain) loss on sale of repossessed assets	(10)	26
Increase in cash surrender value of bank owned life insurance	(428)	(339)
Increase in accrued interest and other assets	(307)	(3,450)
Increase in other liabilities	285	2,169
Increase in obligation under Rabbi Trust	15	24

Net cash provided (used) by operating activities	5,184	(7,258)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(44)	(48)
Purchase of investment securities – held to maturity	—	(3,000)
Purchase of investment securities – available for sale	(802)	(1,257)
Proceeds from maturities of investment securities – available for sale	15,000	1,500
Proceeds from sale of investment securities – available for sale	126,480	405
Proceeds from maturities of investment securities – held to maturity	3,500	500
Proceeds from sale of loans	45,231	—
Net decrease (increase) in loans	8,995	(13,482)
Purchase of mortgage-backed securities – available for sale	(84,867)	—
Purchase of mortgage-backed securities – held to maturity	—	(6,704)
Principal collected on mortgage-backed securities	13,206	21,944
Proceeds from sale of mortgage-backed securities – available for sale	77,771	—
Proceeds from sales of repossessed assets	211	266
Investment in premises and equipment	(135)	(1,688)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	4,702	805

Net cash provided (used) by investing activities	209,248	(759)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At June 30, 2007, the Company’s management, with the participation of the Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure the appropriate classification of cash flows from the sale of certain mortgage loans originally held for investment. This control deficiency resulted in the restatement of the Company’s Consolidated Statement of Cash Flows for the nine months ended June 30, 2007. Solely because of this material weakness, management restates its assessment for that period, and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

The reclassification only affects the subtotals of cash flows from operating activities and investing activities and does not affect the total cash and cash equivalents for the periods presented. The restatement does not affect the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income or its Consolidated Statement of Changes in Stockholders’ Equity and is only a reclassification within the Consolidated Statement of Cash Flows for the affected period. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

Changes in Internal Control over Financial Reporting

As previously reported, there have been no changes during the three months ended June 30, 2007 in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequently, the Company has taken action to strengthen the internal reporting regarding the classification of cash flows activities, including the sale of certain mortgage loans originally held for investment, to ensure compliance with the appropriate accounting guidance.

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

BCSB BANKCORP, INC.

Date: August 28, 2007	/s/ Joseph J. Bouffard
Joseph J. Bouffard President (Principal Executive Officer)

Date: August 28, 2007	/s/ Bonnie M. Klein
Bonnie M. Klein Senior Vice President and Treasurer (Principal Financial and Accounting Officer)