Form 10-K/A
period 2007-09-30
BCSB BANKCORP INC
filed 2008-01-28
CIK 1052101

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

Number of shares of Common Stock outstanding as of December 1, 2007: 5,929,743

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATION FOR AMENDMENT:

The Annual Report on Form 10-K of BCSB Bankcorp, Inc. (the “Company”) for the fiscal year ended September 30, 2007 (the “2007 Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”) on December 28, 2007 is being amended hereby to include the items listed below:

ITEM	DESCRIPTION
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits and Financial Statement Schedules

As originally filed, the Company’s 2007 Form 10-K incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company’s fiscal year ended September 30, 2007 as required by Instruction G.(3), Items 10, 11, 12, 13 and 14 in Part III of the 2007 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefore the following text. In addition, the Company is furnishing updated Exhibits 31.1, 31.2 and 32, which requires that the full text of Item 15 be amended, pursuant to Exchange Act Rule 12b-15. Therefore, Item 15 in Part IV of the 2007 Form 10-K is also hereby amended by deleting the text thereof in its entirety and substituting the following text. In addition, the Company revised its discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended September 30, 2006 and 2005—Other Income.”

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

Other Income. Other income decreased by $639,000, or 29.9% from $2.1 million for the year ended September 30, 2005 to $1.5 million for the year ended September 30, 2006. The decrease in other income for the year ended September 30, 2006 was primarily due to the decrease in gain on sale of investments and mortgaged backed securities of $879,000 from $884,000 for the year ended September 30, 2005 to $5,000 for the year ended September 30, 2006. The $884,000 gain on sale of investments for the year ended September 30, 2005 was primarily due to the acquisition of Intrieve, our data processing provider, by Harland for cash. We owned shares of Intrieve. Other income was also affected by loss on repossessed assets which decreased from $276,000 for the year ended September 30, 2005 to $24,000 for the year ended September 30, 2006. The $252,000 decrease is attributable, in part, to our decision to discontinue our indirect automobile lending program and the resulting decline in automobile loans from $88,287,000 as of September 30, 2005 to $53,530,000 as of September 30, 2006.

When an automobile that collateralizes a loan is repossessed, we compare the published wholesale value of the particular car make and model to the loan carrying amount. In the beginning of fiscal year 2006, we began carrying repossessed automobiles on our consolidated statement of financial condition at 80% of their published wholesale value. There were instances, however, that due to the condition of the repossessed automobile, we realized less than our estimate. We do not consider the application of the 20% discount in 2006 to have a significant effect upon our net charge-offs, provision for loan losses and loss on repossessed assets because this estimate only affected those repossessed assets we had in our possession of as of the balance sheet date, which approximated $26,000 and $86,000 as of September 30, 2006 and 2005, respectively. Our losses are also affected by the fact that automobiles tend to depreciate quicker than the amortization of the associated loans. As the balance in automobile loans continues to decline, we expect losses associated with indirect lending and repossessed assets to continue to decline. Once the automobile is sold, any difference between the amount realized and the carrying value including any deficiency in the loan balance is then charged to “Loss on repossessed assets.” We typically have possession of the repossessed automobiles for less than 30 days. We generally rely on third parties to dispose of repossessed assets. Also contributing to the decrease in other income was a decrease in fees on transaction accounts of $125,000 from $686,000 for the year ended September 30, 2005 to $561,000 for the year ended September 30, 2006 as we eliminated fees on certain products in an effort to compete in the market and increase our transaction accounts which are our lowest cost source of funding. Income from bank owned life insurance increased $20,000 for the year ended September 30, 2006 from $454,000 for the year ended September 30, 2005, to $474,000 for the year ended September 30, 2006. This increase was due to an adjustment in the rate of dividends earned on bank owned life insurance investment.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

BCSB Bankcorp’s Board of Directors is composed of eight members. BCSB Bankcorp’s Charter requires that directors be divided into three classes, as nearly equal in number as possible, with approximately one-third of the directors elected each year.

The following table sets forth, for each nominee for director and continuing director of BCSB Bankcorp, his age, the year he first became a director of Baltimore County Savings Bank and the expiration of his term as a director. No director or executive officer is related to any other director or executive officer by blood, marriage or adoption. Each director of BCSB Bankcorp also is a member of the Boards of Directors of Baltimore County Savings Bank and Baltimore County Savings Bank, M.H.C.

Name	Age at September 30, 2007	Year First Elected as Director of Baltimore County Savings Bank	Current Term to Expire
Henry V. Kahl	64	1989	2008
Michael J. Klein	52	2001	2008
Ernest A. Moretti	67	2007	2008
Joseph J. Bouffard	57	2006	2009
William J. Kappauf, Jr.	61	2002	2009
H. Adrian Cox	63	1987	2010
William M. Loughran	62	1991	2010
John J. Panzer, Jr.	65	1991	2010

Set forth below is biographical information concerning BCSB Bankcorp’s directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

Henry V. Kahl is an Assessor Supervisor with the State of Maryland Department of Assessments & Taxation in Baltimore, Maryland.

Michael J. Klein is Vice President of Klein’s Super Markets, a family owned chain of supermarkets, with locations throughout Harford County, Maryland. Mr. Klein is also Vice President and partner in several other family owned businesses including Forest Hill Lanes, Inc., Colgate Investments, LLP and Riverside Parkway, LTD.

Ernest A. Moretti retired from Bradford Bank, Baltimore, Maryland, where he held the position of executive vice president and managed residential lending and business development. Prior to his tenure with Bradford Bank, Mr. Moretti served as president and chief executive officer of Wyman Park Federal Savings and Loan Association from 1989 to 2003. Mr. Moretti also served in senior leadership capacities over a span of 26 years at Yorkridge Calvert Savings and Loan, Augusta Building and Loan Association and First National Bank. He is a current Board member of the Maryland Financial Bank.

Joseph J. Bouffard was named President of BCSB Bankcorp, Baltimore County Savings Bank and Baltimore County Savings Bank, M.H.C. effective November 27, 2006. Mr. Bouffard served as President and Chief Executive Officer of Patapsco Bancorp, Inc. and The Patapsco Bank until October 30, 2006. He joined The Patapsco Bank’s predecessor, Patapsco Federal Savings and Loan Association in April 1995 as its President and Chief Executive Officer and became President and Chief Executive Officer of Patapsco Bancorp, Inc. upon the formation of that company in 1996. Previously, Mr. Bouffard was Senior Vice President of the Bank of Baltimore, and its successor, First Fidelity Bank from 1990 to 1995. Prior to that, he was President of Municipal Savings Bank, FSB in Towson, Maryland. He is a current Board member of the Maryland Financial Bank and a former Board member of the Dundalk Community College Foundation and the Maryland Bankers Association. He is also a former chairman of the Board of Governors of the Maryland Mortgage Bankers Association, Treasurer of the Neighborhood Housing Services of Baltimore and a charter member and Treasurer of the Towson Towne Rotary Club.

William J. Kappauf, Jr. is the former Director of Cash Management of Baltimore Gas & Electric Company, Baltimore, Maryland. He is a certified public accountant.

H. Adrian Cox is an insurance agent with Rohe and Rohe Associates, Inc. in Baltimore, Maryland. Mr. Cox also is employed as a real estate agent with Century 21 Horizon Realty, Inc. in Baltimore, Maryland.

William M. Loughran retired from his position of Executive Vice President in charge of lending operations of Baltimore County Savings Bank, BCSB Bankcorp and Baltimore County Savings Bank, M.H.C. in November 2007. Mr. Loughran joined Baltimore County Savings Bank in 1973.

John J. Panzer, Jr. has been a self-employed builder of residential homes since 1971.

Executive Officers

Below is information regarding the executive officers of Baltimore County Savings Bank who are not also directors. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2007.

Name	Position with BCSB Bankcorp and/or Baltimore County Savings Bank
Joseph J. Bouffard	President and Chief Executive Officer of BCSB Bankcorp and Baltimore County Savings Bank

Anthony R. Cole	Executive Vice President and Chief Financial Officer of BCSB Bankcorp and Baltimore County Savings Bank

Daniel R. Wernecke	Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank

David M. Meadows	Executive Vice President, General Counsel and Secretary of BCSB Bankcorp and Baltimore County Savings Bank

Bonnie M. Klein	Senior Vice President, Treasurer and Controller of BCSB Bankcorp and Baltimore County Savings Bank

Anthony R. Cole joined BCSB Bankcorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net A Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 46.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 51.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bankcorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bankcorp and Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bankcorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 51.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bankcorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bankcorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 52.

Section 16(a) Beneficial Ownership Reporting Requirements

Pursuant to regulations promulgated under the Exchange Act, BCSB Bankcorp’s officers and directors and all persons who own more than 10% of the Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in the Common Stock (collectively, “Reports”) and to furnish BCSB Bankcorp with copies of all such Reports that are filed. Based solely on its review of such Reports or written representations that no such Reports were necessary that BCSB Bankcorp received in the past fiscal year or with respect to the past fiscal year, management believes that during fiscal year 2007 all Reporting Persons have complied with these reporting requirements.

Code of Ethics

BCSB Bankcorp and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to BCSB Bankcorp’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is incorporated herein by reference in Exhibit 14 to this Annual Report on Form 10-K.

Audit Committee

We have a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Directors Kahl, Cox, Panzer, Kappauf and Moretti. The members of the Audit Committee are “independent,” as “independent” is defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. BCSB Bankcorp’s Board of Directors has determined that one member of the Audit Committee, William J. Kappauf, Jr., qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the Securities Exchange Commission. Director Kappauf is “independent,” as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our Compensation Philosophy. Our compensation philosophy for our named executive officers is founded upon the premise that our success depends, in large part, on the dedication, commitment and performance of the individuals we place in key operating positions to drive our business strategy. We strive to satisfy the demands of our business model by rewarding our named executives for the successful implementation of our corporate objectives. However, we recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

Our compensation objectives are:

•	To link executive compensation rewards to increases in stockholder value, as measured by favorable long-term operating results and continued strengthening of our financial condition;

•	To provide incentives for executive officers to work towards achieving successful annual results as a step in achieving our long-term operating results and strategic objectives;

•	To correlate, as closely as possible, executive officers’ receipt of compensation with the attainment of specified performance objectives;

•	To maintain a competitive mix of total executive compensation, with particular emphasis on awards related to increases in long-term stockholder value;

•	To attract and retain top performing executive officers for our long-term success; and

•	To facilitate stock ownership through the granting of stock options and other stock awards.

Elements Used to Implement Our Compensation Objectives. Our compensation program relies on two primary elements: (1) a competitive base salary and (2) long-term performance incentives in the form of stock-based compensation. We believe that we can meet the objectives of our compensation philosophy by achieving a balance among these two elements that is competitive with our industry peers and rewards our named executives for achieving their performance goals. We combine these compensation elements for each executive in a manner we believe optimizes the executive’s contribution to BCSB Bankcorp.

Base Salary. Base salaries for our named executive officers depend on the scope of their responsibilities and their performance. The Compensation Committee makes recommendations to the Board concerning executive compensation on the basis of surveys of salaries paid to executive officers of other savings bank holding companies, non-diversified banks and other financial institutions similar in size, market capitalization and other characteristics. The Committee’s objective is to provide for base salaries that are competitive with those paid by our peers. Base salaries are reviewed at least annually by the Compensation Committee. See “Executive Compensation—Summary Compensation Table” for salaries paid to the named executive officers for the 2007 fiscal year.

Long-Term Performance Incentives. Our long-term performance incentive program for the 2007 fiscal year was based on granting awards under our stock option plan and our management recognition plan to our named executive officers who met or exceeded the expectations of our Compensation Committee. Equity compensation directly ties the interests of our executives to the interests of our shareholders. Options are granted with an exercise price equal to the market value of our common stock on the date of grant, and thus acquire value only if our stock price increases. Although there is no specific formula, in determining the level of options granted or restricted stock awards made under the management recognition plan, the Committee takes into consideration an executive’s position, duties and responsibilities, the value of their services to us and other relevant factors. Grants are not guaranteed. In fiscal 2007, our President and Chief Executive Officer, Joseph J. Bouffard, received 5,000 shares of restricted stock under the management recognition plan and 20,000 stock options, and our new Executive Vice President and Chief Financial Officer, Anthony Cole, received 2,500 shares of restricted stock and 10,000 stock options. See “—Compensation for the Named Executive Officers in Fiscal 2007” for a discussion of the long-term performance awards granted for fiscal 2007.

Role of the Compensation Committee. We rely on the Compensation Committee to develop the broad outline of our compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Compensation Committee is also responsible for the administration of our compensation programs and policies, including the administration of our long-term incentive programs. The Compensation Committee evaluates the compensation and benefits of the directors, officers and employees, recommends changes, and monitors and evaluates employee performance. The Compensation Committee reports its evaluations and findings to the full Board of Directors and all compensation decisions are ratified by the full Board of Directors.

During fiscal 2007, the Compensation Committee met five times. During the 2007 fiscal year, the Compensation Committee members were Messrs. Kahl, Rohe, Kappauf, and Mr. Klein, who served as Chairman of the Committee.

Peer Group Analysis. A critical element of our compensation philosophy and a key driver of specific compensation decisions for our management team is an analysis of our compensation mix and levels relative to other financial institutions. We utilize data provided by American Bankers Association and L.R. Webber Associates, Inc., and considers information about similar financial institutions when making compensation decisions. The published guides of American Bankers Association and L.R. Webber Associates, Inc. provide current market surveys of peer group compensation data for financial institutions of comparable asset size, ownership type (i.e., public, private, mutual holding companies, etc.) and geographic location of the organization. The surveys also provide a range of compensation by specific job title common among banks.

Role of Management. Our President and Chief Executive Officer and our Compensation Committee, develop recommendations regarding the appropriate mix and level of compensation for our management team. The recommendations consider our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. Our President and Chief Executive Officer meets with the Compensation Committee to discuss the compensation recommendations for the named executive officers. Our President and Chief Executive Officer does not participate in Compensation Committee discussions or the review of Compensation Committee documents relating to the determination of his own compensation.

Tax and Accounting Considerations. In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and annually to ensure that we understand the financial impact of each program on BCSB Bankcorp. Our analysis includes a review of recently adopted and pending changes in tax and accounting requirements. During fiscal year 2007, we continued to consider the implications of two significant developments in the tax and accounting area - the new rules under Section 409A of the Internal Revenue Code applicable to nonqualified deferred compensation and the revised accounting treatment for equity compensation under FAS 123R. We are continuing to implement changes in plan design or compensation practices to address these developments as they are interpreted and put in practice.

Employment and Severance Agreements. We currently maintain an employment agreement with our President and Chief Executive Officer, Joseph J. Bouffard. See “Executive Compensation—Employment Agreement” and “Executive Compensation—Potential Post-Termination Benefits” for a description of the terms of the agreement and the severance benefits and change in control benefits payable to our President and Chief Executive Officer.

We also maintain change in control severance agreements with Mr. Meadows, Ms. Klein and Mr. Wernecke, who became an Executive Officer on November 21, 2007. On November 29, 2007, the Board also approved a new change of control severance agreement with Anthony Cole, our new Executive Vice President and Chief Financial Officer. The term of the agreement is for three years and may be renewed by our Board of Directors on an annual basis. All payments under the agreement are guaranteed by BCSB Bankcorp. See “Executive Compensation—Potential Post-Termination Benefits” for a description of the severance benefits and change in control benefits payable to these named executive officers.

Retirement Benefits; Employee Welfare Benefits. Our 401(k) Plan and employee stock ownership plan have proven to be important retention tools for us. The 401(K) plan and the employee stock ownership plan are broad based tax-qualified defined contribution plans that provide our employees with valuable retirement benefits. Under the 401(k) Plan, eligible employees may contribute an amount up to 25% of their salary on a pre-tax basis, subject to the limitations imposed by law, and we may make matching contributions equal to a discretionary percentage, which is solely determined by us.

Under the employee stock ownership plan, we provide eligible employees with a retirement benefit allocated in our common stock at no cost to the employee. Participants are 100% vested in their employee stock ownership plan benefits upon completion of six years of service. In connection with the conversion, the plan will subscribe for a number of shares equal to 7% of the shares that will be outstanding following the conversion, less the 182,930 shares, to be adjusted for the exchange ratio, that our employee stock ownership plan purchased historically using funds borrowed from BCSB Bankcorp. The term of the loan will be 15 years, and will be repaid principally through Baltimore County Savings Bank’s contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 15-year term of the loan.

We also maintain supplemental executive retirement benefit and survivor income plans for certain named executive officers that provide additional retirement and death benefits, the amounts of which are determined by the age at retirement, termination of employment or the death of the executive officer. Those executive officers included in each plan during the fiscal year were Messrs. Loughran and Meadows and Ms. Klein.

In addition to our retirement programs, we provide our employees with coverage under medical, dental, life insurance and disability plans on terms consistent with industry practice. We also maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits.

Perquisites. We provide our named executive officers with reasonable perquisites that help further our officers’ abilities to promote our business interests in our markets and reflect the competitive practices for similarly-situated officers employed by our peers.

Director Compensation. Our outside directors are compensated through a monthly retainer and meeting fees, and are eligible to receive awards under our stock option plan and management recognition plan. Directors are also eligible to participate in the Baltimore County Savings Bank, F.S.B. Amended and Restated Deferral Compensation Plan, which facilitates the deferral of a portion of their compensation. Additionally, each non-employee director, except Mr. Moretti, is party to a supplemental retirement plan, which provides an annual retirement benefit that varies depending on the age at which the director terminates service. Our Board of Directors has also adopted a policy to reimburse designated directors and officers for expenses they incur in connection with professional tax, estate planning or financial advice they obtain related to the benefits they receive under our stock and non-stock related benefit plans. In determining the level of compensation for our Board, we review peer group data and occasionally utilize the services of independent professionals. In fiscal 2007, we did not engage compensation consultants.

Stock Compensation Grant and Award Practices; Timing Issues. Our Compensation Committee considers whether to make stock option grants to officers and directors on an annual basis. The Compensation Committee considers the recommendations of our Chief Executive Officer and other executive officers with respect to awards contemplated for their subordinates. However, the Compensation Committee is solely responsible for the development of the schedule of stock option grants made to our Chief Executive Officer and the other named executive officers.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors. Similarly, we have never timed the release of material nonpublic information to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure. We set the exercise price of stock options solely by reference to the applicable provisions of our stock compensation plans.

We also use equity awards as a means of recruiting highly qualified executive officers. Under the terms of his employment agreement, our new President and Chief Executive Officer received a restricted stock award covering 5,000 shares of common stock and 20,000 stock options. Additionally, our new Executive Vice President and Chief Financial Officer, Anthony Cole, received a stock award covering 2,500 shares of our common stock and 10,000 stock options on September 19, 2007 in connection with the terms of his employment. In fiscal 2007, no other awards of stock or stock options were granted to other named executive officers.

Stock Ownership Requirements. It is our policy that members of the Board of Directors be stockholders of BCSB Bankcorp. Our bylaws require ownership of at least 100 shares of our common stock. However, as a practical matter, our named executive officers and directors hold meaningful interests in our stock, which they have accumulated through participation in stock compensation programs and individual purchases. See our “Stock Ownership Table.”

Compensation for the Named Executives in 2007. President and Chief Executive Officer Compensation. Effective July 24, 2006, Mr. Gary C. Loraditch resigned as our President and Chief Executive Officer. Mr. David M. Meadows

was appointed to serve as interim President and Chief Executive Officer and compensated at a level that was $60,000 below that of Mr. Loraditch’s salary on an annual basis. On November 27, 2006, Baltimore County Savings Bank executed an employment contract with Joseph J. Bouffard, under which he serves as the President and Chief Executive Officer. The President and Chief Executive Officer’s compensation is determined based on several factors. In determining the President’s base salary, the Committee conducted surveys of compensation paid to chief executive officers of similarly situated savings banks and non-diversified banks and other financial institutions of similar size. The Committee believes that the President’s base salary was generally competitive with or below the average salary paid to executives of similar rank and expertise at banking institutions which the Committee considered to be comparable.

Compensation for the Other Named Executive Officers. In determining compensation for Messrs. Loughran, Meadows, Wernecke and Cole and Ms. Klein, the Compensation Committee reviewed the performance appraisals and the salary recommendations presented by our President and Chief Executive Officer. Mr. Loughran retired effective November 16, 2007, but remains on our Board of Directors and receives remuneration and benefits for those services in accordance with the policies of each board. The Compensation Committee accepted the salary recommendations as presented.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors during the year ended September 30, 2007 were Michael J. Klein, Henry V. Kahl, William J. Kappauf, Jr. and P. Louis Rohe. None of such individuals was an officer or employee of BCSB Bankcorp or Baltimore County Savings Bank during the year ended September 30, 2007, was formerly an officer of BCSB Bankcorp or Baltimore County Savings Bank or had any relationship involving a transaction with BCSB Bankcorp or Baltimore County Savings Bank required to be disclosed by BCSB Bankcorp under Item 13 of our Annual Report on Form 10-K for the year ended September 30, 2007.

During the year ended September 30, 2007:

•

No executive officer of BCSB Bankcorp or Baltimore County Savings Bank served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of BCSB Bankcorp or Baltimore County Savings Bank;

•

No executive officer of BCSB Bankcorp or Baltimore County Savings Bank served as a director of another entity, one of whose executive officers served on the Compensation Committee of BCSB Bankcorp or Baltimore County Savings Bank; and

•

No executive officer of BCSB Bankcorp or Baltimore County Savings Bank served as a member of the compensation committee of another entity, one of whose executive officers served as a director of BCSB Bankcorp or Baltimore County Savings Bank.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended September 30, 2007.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

OF BCSB BANKCORP, INC.

Henry V. Kahl

Michael J. Klein

William J. Kappauf, Jr.

Executive Compensation

Summary Compensation Table. The following information is furnished for the individuals who served as our principal executive officer or principal financial officer during the year ended September 30, 2007, and for our other executive officers who received a salary of $100,000 or more during the year ended September 30, 2007.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($)(3)	All Other Compen- sation ($)(4)	Total ($)
Joseph J. Bouffard President and Chief Executive Officer of BCSB Bankcorp and Baltimore County Savings Bank	2007	$175,498	$7,483	$24,630	$—	$12,000	$219,611
Anthony R. Cole Executive Vice President and Chief Financial Officer of BCSB Bankcorp and Baltimore County Savings Bank (5)	2007	8,655	394	873	—	—	9,922
Bonnie M. Klein Senior Vice President and Treasurer of BCSB Bankcorp and Baltimore County Savings Bank	2007	127,834	—	—	7,915	10,612	146,361
William M. Loughran Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank (6)	2007	210,360	—	—	45,259	162,691	418,310
David M. Meadows Executive Vice President, General Counsel and Secretary of BCSB Bankcorp and Baltimore County Savings Bank	2007	178,686	—	—	18,332	12,685	209,703

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) for awards of restricted stock. For further information regarding the assumptions used to compute the expense recognized for restricted stock awards, see Note 12 to the Notes to the Consolidated Financial Statements appearing in this prospectus.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) based upon a fair value of $7.70 for options granted in 2006 to Mr. Bouffard and $4.61 for options granted in 2007 to Mr. Cole using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 13 to the Notes to the Consolidated Financial Statements appearing in this prospectus.

(3)	Includes $6,715, $45,259 and $12,577, representing the change in the present value of accumulated benefits for Ms. Klein and Messrs. Loughran and Meadows, respectively, under our supplemental executive retirement plan, and $1,200 and $5,655 of earnings in excess of 120% of the federal long term funds rate at September 30, 2007 for Ms. Klein and Mr. Meadows, respectively.

(4)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer:

Item	Joseph J. Bouffard	Anthony Cole	Bonnie M. Klein	William M. Loughran	David M. Meadows
Market value as of the last business day of the year ended September 30, 2007 of allocations under the employee stock ownership plan	$—	$—	$4,505	$6,427	$5,651
Amounts accrued under survivor income plan	—	—	6,107	6,264	7,034
Automobile allowance	12,000	—	—	—	—
Amount accrued upon entry into a Separation Agreement and Release with William M. Loughran	—	—	—	150,000	—
Total	$12,000	$—	$10,612	$162,691	$12,685

(5)	Mr. Cole commenced employment on September 4, 2007.
(6)	Mr. Loughran retired from his position as an executive officer effective November 16, 2007. Mr. Loughran continues to serve as a director of BCSB Bankcorp and Baltimore County Savings Bank.

Grants of Plan-Based Awards. The following table provides information concerning all award grants made to the executive officers named in the Summary Compensation Table above during the fiscal year ended September 30, 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards (4)
Joseph J. Bouffard	12/05/06	5,000			$74,840
	12/05/06		20,000	$14.97	154,000
Anthony Cole	9/19/07	2,500			23,625
	9/19/07		10,000	9.45	46,100
Bonnie M. Klein	—	—	—	—	—
William M. Loughran	—	—	—	—	—
David M. Meadows	—	—	—	—	—

(1)	Stock awards were granted under our management recognition plan. The restricted stock awards vest in five annual installments beginning on the first anniversary of the date of grant. Award recipients receive accumulated dividends on restricted shares as awards vest.

(2)	Options were awarded under our 1999 Stock Option Plan. The option awards have ten-year terms and vest in five annual installments beginning on the first anniversary of the date of grant.

(3)	Option exercise price was closing sale price for BCSB Bankcorp common stock at the market close on the date of grant.

(4)	For stock awards, amount shown is the number of shares awarded multiplied by the closing price for our common stock on the date of grant. For option awards, the amount was computed in accordance with FAS 123(R) and is therefore based upon the fair value of each option of $7.70 for Mr. Bouffard and $4.61 for Mr. Cole, using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 13 to the Notes to the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Employment Agreement. On November 27, 2006, Baltimore County Savings Bank executed an employment agreement with Joseph J. Bouffard under which he serves as President and Chief Executive Officer of Baltimore County Savings Bank. The employment agreement provides for a three-year term, subject to annual renewal by the board of directors for an additional year beyond the then-current expiration date. The material terms of the employment agreement also include that:

•	Mr. Bouffard receives a base salary of $200,000 per year, subject to annual review by the Board of Directors;

•	Mr. Bouffard is eligible to receive bonuses or other incentive compensation at the discretion of the Board of Directors;

•

Mr. Bouffard received a restricted stock award covering 5,000 shares of BCSB Bankcorp common stock, vesting in installments of 1,000 shares on the first anniversary of the grant date and continuing each anniversary thereafter until fully vested. Mr. Bouffard also received 20,000 stock options, vesting in installments of 4,000 shares on the first anniversary of the grant date and continuing each anniversary thereafter until fully vested. The stock options will remain exercisable for a period of ten years from the grant date and will have an exercise price equal to the fair market value of BCSB Bankcorp’s common stock on the grant date. Restricted stock awards and stock options will vest immediately upon a change in control;

•

Mr. Bouffard participates in any life insurance, medical insurance, dental insurance, pension, profit sharing, retirement and other benefit programs and arrangements that Baltimore County Savings Bank may sponsor or maintain for the benefit of senior management employees and its employees generally;

•	Mr. Bouffard receives an automobile allowance and will be eligible for certain other fringe benefits described in the employment agreement; and

•

Baltimore County Savings Bank may terminate Mr. Bouffard’s employment for cause, in which case Mr. Bouffard would have no right to receive compensation or other benefits for any period after termination, except for already vested benefits.

For information regarding amounts payable to Mr. Bouffard following termination of employment under various circumstances, see “—Potential Post-termination Benefits—Employment Agreement.”

Separation Agreement and Release. On September 24, 2007, we entered into a Separation Agreement and Release with William M. Loughran, who served as our Executive Vice President and Chief Lending Officer and as a Director of BCSB Bankcorp, Baltimore County Savings Bank, Baltimore County Savings Bank, M.H.C. and BCSB Bancorp. Under the terms of the agreement, effective November 16, 2007, Mr. Loughran retired from his positions as an executive officer. He continues to serve as a director. Under the agreement, in light of Mr. Loughran’s 34 years of service, we paid Mr. Loughran the amount of $155,911, less required withholding and deductions, on the first business day of January 2008.

Outstanding Equity Awards at Fiscal Year End. The following table provides information concerning unexercised options and stock awards that have not vested as of September 30, 2007 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Joseph J. Bouffard	—	20,000	(2)	$14.97	12/05/16	5,000	(3)	$41,250
Anthony Cole	—	10,000	(4)	9.45	9/19/17	2,500	(5)	20,625
Bonnie M. Klein	3,000	—		11.375	7/24/12	—		—
William M. Loughran	6,000	—		11.375	7/24/12	—		—
David M. Meadows	3,000	—		11.375	7/24/12	—		—

(1)	Based upon the closing stock price for BCSB Bankcorp common stock of $8.25 on September 28, 2007.

(2)	Stock options vest in five equal annual installments beginning on December 5, 2007.

(3)	The restricted stock awards vest in five equal annual installments commencing on December 5, 2007.

(4)	Stock options vest in five equal annual installments beginning on September 19, 2008.

(5)	The restricted stock awards vest in five equal annual installments commencing on September 19, 2008.

Options Exercised and Stock Vested. No stock or option awards granted to a named executive officer vested during the year ended September 30, 2007. No named executive officer exercised options during the year ended September 30, 2007.

Pension Benefits. The following table provides information with respect to our supplemental executive retirement plan that provides for payments or benefits in connection with the retirement of a named executive officer. No payments were made during the year ended September 30, 2007.

Name	Plan Name	Present Value of Accumulated Benefit ($)(1)
Joseph J. Bouffard	—	$—
Anthony R. Cole	—	—
Bonnie M. Klein	Supplemental Executive Retirement Plan	24,513
William M. Loughran	Supplemental Executive Retirement Plan	184,709
David M. Meadows	Supplemental Executive Retirement Plan	42,309

(1)	The accumulated benefits under our supplemental executive retirement plan are calculated in accordance with Accounting Principles Board No. 12, as amended by Statement of Financial Accounting Standards No. 106, using a 6.00% discount rate.

Baltimore County Savings Bank has entered into agreements with Messrs. Loughran and Meadows and Ms. Klein to provide them with supplemental retirement benefits. See “—Potential Post-Termination Benefits—Supplemental Retirement Agreements” for a discussion of the benefits payable to these executives under the supplemental retirement agreements.

Nonqualified Deferred Compensation

The following table provides information with respect to our deferred compensation plan in which the named executive officers participated during fiscal year 2007.

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Balance at Last FYE ($)
Joseph J. Bouffard	$—	$—	$—
Anthony Cole	—	—	—
Bonnie M. Klein	7,012	2,006	22,241
William M. Loughran	—	—	73,903
David M. Meadows	5,659	7,725	47,325

(1)	The amount disclosed in the earnings column represents interest earned. Such amount is reported as compensation for the named executive officer for the fiscal year ended September 30, 2007 under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.

For information regarding our deferred compensation plan, see “—Director Compensation—Deferred Compensation Plan.”

Potential Post-Termination Benefits

Employment Agreement. Under the terms of our employment agreement with Mr. Bouffard, upon involuntary termination of employment or voluntary termination under circumstances that constitute constructive termination, Mr. Bouffard will receive a lump sum salary continuation benefit equal to 12 months’ base salary if the termination date is in the first 12 months of employment, 24 months’ base salary if the termination date is after 12 through 24 months of employment or 36 months’ base salary if the termination date is after 24 months of employment. Had Mr. Bouffard’s employment been terminated under these circumstances on September 30, 2007, he would have been entitled to receive a lump sum payment in the amount of $200,000.

Our employment agreement with Mr. Bouffard further provides that in the event of termination due to disability, Mr. Bouffard will be entitled to the compensation and benefits provided for under the agreement for (i) any period during the term of the agreement and prior to the establishment of Mr. Bouffard’s disability during which he is unable to work due to such disability, or (ii) any period of disability prior to Mr. Bouffard’s termination of employment due to disability; provided, however, that any benefits paid pursuant to our long-term disability plan will continue as provided in such plan.

In addition, if, within one year after a change in control of BCSB Bankcorp, Baltimore County Savings Bank terminates Mr. Bouffard’s employment without cause or Mr. Bouffard voluntarily terminates his employment, he will be entitled to receive a lump sum payment equal to three times his then-current annual base salary plus continued participation for up to three years in any benefit plans of Baltimore County Savings Bank that provide medical, dental and life insurance coverage upon terms no less favorable than the most favorable terms provided to senior executives. If such payments and benefits, either alone or together with other payments and benefits

Mr. Bouffard has the right to receive from Baltimore County Savings Bank, would constitute an excess “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such payments and benefits will be reduced or revised by the amount, if any, which is the minimum necessary to result in no portion of such payments and benefits being non-deductible to Baltimore County Savings Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code. If a change in control of BCSB Bankcorp occurred on September 30, 2007, and Mr. Bouffard’s employment was terminated, the total cash payments that would be due under the employment agreement, excluding any benefits under any employee benefit plan which may be payable, would equal approximately $600,000. In addition, Mr. Bouffard would be entitled to continued participation for a three-year period in our medical, dental and life insurance programs, which would have a value over that three-year period of $11,740 based on the cost at September 30, 2007 of those programs. Mr. Bouffard would also immediately vest in any unvested stock options and restricted stock previously granted to him. However, as previously described above, the aggregate amount of all of the change in control related payments would not exceed the limit imposed by Section 280G of the Code.

Change-in-Control Severance Agreements. Baltimore County Savings Bank maintains change in control severance agreements with Messrs. Cole and Meadows and Ms. Klein. The agreements have a term ending on the earlier of (a) November 29, 2010 in the case of Mr. Cole or December 20, 2010 in the case of Mr. Meadows and Ms. Klein or (b) the date on which the employee terminates employment with Baltimore County Savings Bank. The term of the severance agreements may be extended for additional one-year periods beyond the then effective expiration date upon a determination by the Board of Directors that the performance of these individuals has met the required performance standards and that such severance agreements should be extended. The employee becomes entitled to collect severance benefits under the severance agreement in the event within the period beginning 12 months before a change of control and ending 18 months after a change of control the employee (i) is given a “change in duties,” as defined in the agreement, (ii) is involuntarily terminated for reasons other than “cause,” as defined, death or disability, or resigns following a change in duties, or (iii) voluntarily terminates employment for any reason within the 30-day period beginning on the date of a change of control. Under the agreement, a change in duties is defined to include a significant adverse change in the status, title, position, responsibilities, or scope of the employee’s authority or duties, assignment to the employee of any duties or responsibilities which are inconsistent with his or her status, title, or position, a material reduction in the employee’s total compensation, a diminution in the employee’s eligibility to participate in compensation plans, a relocation of the employee’s principal place of employment by more than 30 miles, or a reasonable determination by the board of directors that, as a result of a change of control and change in circumstances thereafter, the employee is unable to exercise the authorities, powers, functions or duties attached to his or her position.

In the event an employee becomes entitled to receive severance benefits, the employee will (i) be paid an amount equal to (i) 2.99 times the annualized cash compensation paid to the employee in the immediately preceding 12-month period (excluding board fees and bonuses), and (ii) will receive either cash in an amount equal to the cost to the employee of obtaining all health, life, disability and other benefits which the employee would have been eligible to participate in through the second annual anniversary date of his termination of employment or continued participation in such benefit plans through the second annual anniversary date of his termination of employment, to the extent the employee would continue to qualify for participation therein. Under the terms of severance agreements the employees will receive a lump sum cash payment within 10 business days of their termination of employment following a change of control.

These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of BCSB Bancorp. In the event that one of these employees prevails over Baltimore County Savings Bank in a legal dispute as to the severance agreement, he or she will be reimbursed for legal and other expenses. In connection with the conversion, the severance agreements have been amended and restated to make BCSB Bankcorp a guarantor of Baltimore County Savings Bank’s obligations under the severance agreements and to limit the payments to the employees in the event payments under the severance agreements together with other change in control benefits may result in a “parachute payment” under 280G of the Code. See “Employment Agreement” above for definition of parachute payment. If a change in control of BCSB Bancorp occurred on September 30, 2007 and Mr. Meadows’ and Ms. Klein’s employment were terminated, the total payments that would be due under the change in control agreements to Mr. Meadows and Ms. Klein, excluding any benefits under any employee benefit plan which may be payable, would equal approximately $487,740 and $364,600, respectively. Mr. Cole would not have been entitled to any payment because his agreement was not in effect on September 30, 2007. In addition, Mr. Meadows and Ms. Klein would be entitled to continued participation for a two-year period in our medical, dental and life insurance programs, which would have a value for those individuals over that two-year period of $13,856 and $10,882, respectively, based on the cost at September 30, 2007 of those programs. Each executive also would immediately vest in any unvested stock options and restricted stock previously granted to him or her. However, as described above, the aggregate amount of all of the change in control related payments would not exceed the limits imposed by Section 280G of the Code.

Supplemental Executive Retirement Plan. Baltimore County Savings Bank has entered into agreements with Messrs. Loughran and Meadows and Ms. Klein to provide them with supplemental retirement benefits. Each executive is entitled to his or her supplemental retirement benefit upon termination of employment (other than for cause) at or upon attaining age 65. If the executive terminates employment after attaining age 65, Baltimore County Savings Bank will pay Messrs. Loughran, Meadows and Ms. Klein and annual retirement benefit equal to 16.2%, 11.8% and 7.6%, respectively, of their final compensation. For purposes of the agreements, final compensation equals each executive’s highest three calendar year’s average cash compensation. We will pay the annual retirement benefit monthly over a period of 180 months. If the executive terminates employment before reaching 65 years of age, or is terminated by Baltimore County Savings Bank for any reason other than for cause, Baltimore County Savings Bank will pay Messrs. Loughran and Meadows and Ms. Klein a reduced annual benefit, based on amounts accrued for the executive prior to termination, commencing at age 65, over a 180 month period. Should an executive die while employed by Baltimore County Savings Bank or after payments have begun, a designated beneficiary will receive the balance owed to the executive on the date of death in the same method and manner as if the executive were still alive. Had Messrs. Loughran and Meadows and Ms. Klein terminated employment on September 30, 2007, under the supplemental retirement agreements they would have been entitled to receive at age 65 monthly payments over a 180-month period totaling $184,709, $42,309 and $24,513, respectively.

Survivor Income Plan. Baltimore County Savings Bank maintains a survivor income plan for the benefit of certain officers. Named executive officers Klein, Loughran and Meadows participate in the survivor income plan. The survivor income plan provides a benefit to survivors upon the death of the participant provided the participant is employed by Baltimore County Savings Bank and has been employed by Baltimore County Savings Bank for ten years at the time of death or terminates employment for any reason other than cause after attaining age 55 with ten years of service. Under this plan, upon their death, the respective beneficiaries of Ms. Klein and Messrs. Loughran and Meadows would receive a death benefit of $250,000, $350,000 and $ 100,000, respectively, payable in a lump sum within 90 days following death.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during 2007 fiscal year. This table excludes perquisites, which did not exceed $10,000 in the aggregate for each director.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)		Total ($)
Henry V. Kahl	$29,600	$8,609	$—		$38,209
John J. Panzer	25,800	10,195	—		35,995
Ernest A. Moretti	11,600	—	—		11,600
H. Adrian Cox	26,400	7,301	—		33,701
Michael J. Klein	25,000	5,193	6,222	(2)	36,415
William J. Kappauf, Jr.	26,400	8,489	6,222	(2)	41,111

(1)	Includes (i) the change in the actuarial present value of the director’s accumulated benefit under the supplemental director retirement plan and (ii) for Mr. Kappauf, $2,677 representing earnings in excess of 120% of the federal long term funds rate at September 30, 2007 on his account balance under the deferred compensation plan.

(2)	Consists of contributions under our deferred compensation plan.

Fees. The Chairman of the Board of Directors receives a monthly retainer of $1,200 per month, and all other nonemployee directors receive $1,000 per month. Each nonemployee director also receives a fee of $400 per each regular and special Board meeting attended and $200 per committee meeting attended. Directors who serve as officers of BCSB Bankcorp or Baltimore County Savings Bank do not receive additional compensation for their service as directors.

Deferred Compensation Plan. Baltimore County Savings Bank maintains the Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan, which incorporates two prior plans - the Baltimore County Savings Bank Deferred Compensation Plan and Baltimore County Savings Bank Cash Deferred Compensation Plan. The Deferred Compensation Plan provides members of the board of directors and selected executives with the ability to defer a portion of their compensation. The plan preserves a stock component of the prior plan. Prior to each plan year, each non-employee director may elect to defer receipt of all or part of his or her future fees (including retainers), and any other participant may elect to defer receipt of up to 25% of salary or 100% of bonus compensation into either the cash or stock-based plan. The plan also provides a 401(k) restoration matching contribution intended to make participants whole with respect to matching contributions Baltimore County Savings Bank would have made under the 401(k) plan but for certain limitations imposed by the qualified plan rules. Participants become fully vested after six years of service. On each September 30, each director participant who has between three and 12 years of service as a director will have his account credited with $6,222. No director may receive credit for more than 12 years of service. A director participant who, after July 1, 1995, completes three years of service as a director, will have his account credited with $24,000 on the September 30 following his completion of three years of service. At the election of the participant, distributions may be made in a lump sum or installments.

Baltimore County Savings Bank has established a grantor trust and may, at any time or from time to time, make additional contributions to the trust. In the event of a change in control, Baltimore County Savings Bank will contribute to the trust an amount sufficient to provide the trust with assets having an overall value equal to the aggregate account balances under the Plan. The trust’s assets are subject to the claims of Baltimore County Savings Bank’s general creditors and are available for eventual payments to participants.

Director Retirement Benefits. Baltimore County Savings Bank has entered in agreements with its non-employee directors, except Mr. Moretti, to provide them with supplemental retirement benefits. Under the agreements, each director becomes entitled to an annual retirement benefit equal to $9,000, payable monthly for 15 years, if he terminates service after attaining age 70. If the director terminates service prior to age 70 (including by reason of death), Baltimore County Savings Bank will pay him a reduced annual benefit over 15 years, commencing at age 70.

Stock Benefit Plans. Directors are also eligible to receive awards under BCSB Bankcorp’s stock option plan and management recognition plan, which became effective on July 15, 1999. During the year ended September 30, 2007, non-employee directors did not receive any awards under the option plan or the management recognition plan.

Reimbursement for Tax Advice. Baltimore County Savings Bank’s Board of Directors has also adopted a policy to reimburse designated directors and officers for expenses they incur in connection with professional tax, estate planning or financial advice they obtain related to the benefits they receive under the stock and non-stock related benefit plans of Baltimore County Savings Bank and BCSB Bankcorp. Reimbursements are limited to $1,000 for each eligible individual during any fiscal year, with a one-time allowance not to exceed $5,000 for estate planning expenses. The level of annual reimbursements may be increased to $2,000 on a one-time basis in the event of a change in control of BCSB Bankcorp. No reimbursements were made during the year ended September 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b)	Security Ownership of Certain Beneficial Owners and Security Ownership of Management.

The following table sets forth information as of December 21, 2007 (i) with respect to any person or entity who was known to BCSB Bankcorp to be the beneficial owner of more than 5% of our common stock, and (ii) as to our common stock beneficially owned by each director of Baltimore County Savings Bank, the executive officers named in the “Summary Compensation Table” and all directors and executive officers as a group.

Persons Owning Greater than 5%:	Amount and Nature of Beneficial Ownership (1)		Percent of Shares of Capital Stock Outstanding
Baltimore County Savings Bank, M.H.C. 4111 E. Joppa Road, Suite 300 Baltimore, Maryland 21236	3,754,960		63.3%
BCSB Bankcorp, Inc. Employee Stock Ownership Plan et. al. 4111 E. Joppa Road Suite 300 Baltimore, Maryland 21239	385,894	(3)	6.5
Directors:
H. Adrian Cox	24,387		*
Henry V. Kahl	23,392		*
William M. Loughran	29,078		*
John J. Panzer, Jr.	29,017		*
Michael J. Klein	10,148		*
William J. Kappauf, Jr.	8,000		*
Joseph J. Bouffard	5,000		*
Ernest A. Moretti	—		*
Named Executive Officers:
Anthony R. Cole	1,600
David M. Meadows	10,532		*
Bonnie M. Klein	15,752		*
All directors and executive officers of BCSB Bankcorp as a group (12 persons)	165,065		2.8

(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock. The listed amounts include 15,000, 15,500, 6,000, 6,000, 6,000, 6,000, 4,000, 0, 0, 3,000, 3,000, 1,500 and 66,000 shares that Directors Cox, Kahl, Loughran, Panzer, Jr., Klein, Kappauf, Bouffard and Moretti, named executive officers Cole, Meadows and Klein, other executive officer Wernecke and all directors and executive officers of BCSB Bankcorp as a group, respectively, have the right to acquire upon the exercise of options exercisable within 60 days of December 21, 2007. The amounts shown exclude shares held for the benefit of directors under our deferred compensation plan trust. The shares held by the deferred compensation plan trust are held for the benefit of directors in the following amounts: Mr. Cox, 14,432 shares; Mr. Kahl, 13,212 shares; Mr. Loughran, 8,958, shares; Mr. Panzer 38,311 shares; Mr. Klein, 5,602 shares; and Mr. Kappauf, 646 shares. Such directors bear the economic risk associated with such shares. The listed amounts do not include shares with respect to which Directors Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr. have voting power by virtue of their positions as trustees of the trusts holding 159,142 shares under our employee stock ownership plan and 117,497 shares under our deferred compensation plan, nor 42,350 shares as to which such individuals, along with Director Michael J. Klein, share dispositive power by virtue of their positions as directors of the Baltimore County Savings Bank Foundation, Inc., nor 18,364 shares with respect to which Directors Kahl, Cox, Panzer have voting power by virtue of their positions as trustees of our management recognition plan trust. Employee stock ownership plan shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the employee stock ownership plan trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as employee stock ownership plan participants direct the voting of allocated shares or, in the absence of such direction, in the employee stock ownership plan trustees’ best judgment. As of December 21, 2007, 160,060 shares had been allocated. Shares held by the deferred compensation plan trust are voted in the same proportion as are the shares held by the employee stock ownership plan trust. The shares held by the management recognition plan trust are voted in the same proportion as the employee stock ownership plan trustees vote the shares held in the employee stock ownership plan trust. Shares held by the Foundation are voted in the same ratio as all other shares of common stock are voted.

(2)	Based on a total of 5,929,743 shares of Common Stock outstanding at December 21, 2007.

(3)	Includes 159,142 shares owned by the employee stock ownership plan, 117,497 shares owned by the deferred compensation plan, 48,541 shares owned by our 401(k) Plan, 18,364 shares owned by the management recognition plan trust and 42,350 shares owned by the Foundation. Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr., who serve as directors of BCSB Bankcorp, serve as trustees of the employee stock ownership plan and the deferred compensation plan. Such individuals share voting power over shares held by the employee stock ownership plan and the deferred compensation plan and share dispositive power over shares held by the deferred compensation plan trust. Such individuals and Director Michael J. Klein serve as four of the Foundation’s nine directors and share dispositive power over shares held by the Foundation. Henry V. Kahl, H. Adrian Cox and John J. Panzer, Jr. who serve as directors of BCSB Bankcorp, serve as trustees of the management recognition plan trust. The trustees of the management recognition plan trust share voting and dispositive power over the shares held by the management recognition plan trust. Baltimore County Savings Bank is the trustee of the 401(k) Plan assets invested in common stock, and in their capacities as directors of Baltimore County Savings Bank, Messrs. Kahl, Cox and Kappauf share voting and dispositive power over shares held by the 401(k) Plan. In their individual capacity, such individuals disclaim beneficial ownership of shares held by the employee stock ownership plan, the deferred compensation plan, the management recognition plan trust, the 401(k) Plan and the Foundation.

*	Less than 1% of our outstanding common stock.

(c)	Changes in Control.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans.

Equity Compensation Plan Table. Set forth below is information as of September 30, 2007 regarding our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	121,500	$11.16	61,464	(1)
Total	121,500	$11.16	61,464	(1)

(1)	Consists of 42,100 shares available for stock option grants, 8,864 shares available for future awards under our management recognition plan and 10,500 shares subject to restricted stock awards that have not vested as of September 30, 2007. Subsequent to September 30, 2007, we granted options to acquire 42,100 shares of our common stock and awarded 7,864 shares of restricted stock.

We do not maintain any equity compensation plans that have not been approved by security holders.

Item 13. Certain Relationships and Related Transactions

Director Independence

All of the directors of BCSB Bankcorp are independent under the listing standards of Nasdaq, except for Joseph J. Bouffard, our President and Executive Officer, and William M. Loughran, who until November 16, 2007 served as our Executive Vice President in charge of lending.

Transactions with Related Parties

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by Baltimore County Savings Bank to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by a depository institution to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Baltimore County Savings Bank offers loans to its directors and officers. These loans currently are made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other unfavorable features. All loans to such persons must be approved in advance by a disinterested majority of the Board of Directors.

In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of Baltimore County Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors.

The aggregate amount of loans by us to executive officers and directors was $468,000 at September 30, 2007, or approximately 0.83% of pro forma stockholders’ equity, assuming that 2,674,139 shares are sold in the offering. These loans were performing according to their original terms at September 30, 2007. All loans made by Baltimore County Savings Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to Baltimore County Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that Baltimore County Savings Bank leases for a branch office site. Baltimore County Savings Bank paid $70,000 in rent to Colgate Investments, LLC during the year ended September 30, 2007. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s immediate family members.

Approval of Related-Party Transactions. Under our Audit Committee Charter, it is the responsibility of the our Audit Committee to review all related party transactions, i.e., transactions required to be disclosed under SEC Regulation S-K, Item 404, for potential conflict of interest situations on an ongoing basis and to determine whether to approve such transactions. Our Code of Ethics also provides that all executive officers and directors must disclose any private interest that presents the possibility of conflicts of interest with BCSB Bankcorp or Baltimore County Savings Bank.

Item 14. Principal Accountant Fees and Services

The following table represents fees for professional audit services rendered by Stegman & Company (the “Audit Firm”) for the audit of the annual financial statements of BCSB Bankcorp for the years ended September 30, 2007 and 2006.

	2007	2006
Audit Fees (1)	$169,501	$73,177
Audit-Related Fees (2)	250	2,375
Tax Services (3)	14,875	9,750
All Other Fees	—	—

(1)	Audit fees consist of fees for professional services rendered for the audit of BCSB Bankcorp’s consolidated financial statements and review of financial statements included in BCSB Bankcorp’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. In 2007, these fees included costs associated with reviews and services related to registration statements.

(2)	Audit-related fess are for assurance and related services by the principal accountant that are related to the performance of audits or reviews of BCSB Bankcorp’s financial statements and are not reported in the preceding Audit Fees category. The fees shown above were for due diligence services for potential acquisitions, technical accounting and reporting, consulting and research and employee benefit plan audits.

(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Pre-Approval of Services by the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended September 30, 2007, all services were pre-approved, in advance, by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8:

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

Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A and is also the Exhibit Index.

No.	Description

3.1	Charter of BCSB Bankcorp, Inc. (1)

3.2	Bylaws of BCSB Bankcorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bankcorp, Inc. (3)

4.2	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.3	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.2) (4)

4.4	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.5	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.4) (4)

10.1	Agency Agreement (*)

10.2	BCSB Bankcorp, Inc. 1999 Stock Option Plan † (5)

10.3	BCSB Bankcorp, Inc. Management Recognition Plan and Trust Agreement † (5)

10.4	Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, as amended † (6)

10.5	Baltimore County Savings Bank, F.S.B. Incentive Compensation Plan † (1)

10.6	Form of Change of Control Severance Agreements between Baltimore County Savings Bank, F.S.B. and David M. Meadows and Bonnie M. Klein † (6)

10.7	Baltimore County Savings Bank, F.S.B. Cash Deferred Compensation Plan † (6)

10.8	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo dated June 30, 2002 (4)

10.9	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (4)

10.10	Agreement and General Release among BCSB Bankcorp, Inc. Baltimore County Savings Bank, F.S.B. and Gary C. Loraditch † (7)

10.11	Agreement and General Release among BCSB Bankcorp, Inc., Baltimore County Savings Bank, M.H.C., Baltimore County Savings Bank, F.S.B. and William M. Loughran † (*)

10.12	Employment Agreement by and between Baltimore County Savings Bank and Joseph J. Bouffard † (8)

10.13	Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bankcorp, Inc. and Anthony Cole † (9)

10.14	Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bankcorp, Inc. and Daniel R. Werneke † (*)

14	Code of Ethics (*)

21	Subsidiaries of the Registrant (*)

23.1	Consent of Stegman & Company (*)

31.1	Rule 13a-14(a) Certification of President

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	Supervisory Agreement (10)

†	Management contract or compensatory agreement or arrangement.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (File No. 333-44831).

(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 19, 2007.

(3)	Incorporated herein by reference from the Company’s Registration Statement on Form 8-A.

(4)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999.

(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

(7)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

(9)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 3, 2007.

(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 14, 2005.

*	Previously filed.

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

January 28, 2008
	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer